Form 10-Q
period 2003-06-30
PSB GROUP INC
filed 2003-08-12
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003      Commission File No.: 000-50301


                                 PSB GROUP, INC.
             (Exact name of registrant as specified in its charter)


             MICHIGAN                                        42-1591104
    (State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
    incorporation or organization)


           1800 EAST TWELVE MILE ROAD, MADISON HEIGHTS, MICHIGAN 48071
                    (Address of principal executive offices)

                  Registrant's telephone number: (248) 548-2900


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports):

                           Yes      X         No
                               -------------     -------------

(2) has been subject to such filing requirements for past 90 days:

                           Yes      X         No
                               -------------     -------------

(2) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).:

                           Yes                No     X
                               -------------     -------------

                The Registrant had 3,148,191 shares of Common Stock outstanding as of June 30, 2003.

                                TABLE OF CONTENTS

                                                                    PAGE

PART I - FINANCIAL INFORMATION.........................................3

 ITEM 1. FINANCIAL STATEMENTS..........................................3

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION.................12

 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK..................................................16

 ITEM 4: CONTROLS AND PROCEDURES......................................16

PART II. - OTHER INFORMATION..........................................17

 Item 1. Legal Proceedings............................................17

 Item 2. Changes in Securities and Use of Proceeds....................17

 Item 3. Defaults Upon Senior Securities..............................17

 Item 4. Submission of Matters to a Vote of Security Holders..........17

 Item 5. Other Information............................................18

 Item 6. Exhibits and Reports on Form 8-K.............................18

 SIGNATURES...........................................................19




                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Statements contained in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I --FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                              PSB GROUP. INC.
                                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     (in thousands, except share data)

                                                              JUNE 30,          DECEMBER 31,
                                                                 2003               2002
                                                             ---------           ---------
ASSETS
Cash and cash equivalents                                    $  30,263           $  14,158
Securities available for sale                                   63,536              87,498
Loans                                                          303,918             285,602
Less allowance for possible loan loss                           (4,259)             (4,632)
                                                             ---------           ---------
Net loans                                                      299,659             280,970
Loans held for sale                                              6,573               3,626
Bank premises and equipment                                      9,382               9,427
Accrued interest receivable                                      1,904               2,061
Other assets                                                     5,383               4,849
                                                             ---------           ---------
Total assets                                                 $ 416,700           $ 402,589
                                                             =========           =========

LIABILITIES
Deposits:
Non-interest bearing                                         $  65,364           $  47,550
Interest bearing                                               297,934             293,230
                                                             ---------           ---------
Total deposits                                                 363,298             340,780
Federal funds purchased                                              -               9,210
FHLB borrowings                                                  5,000               5,000
Accrued taxes, interest and other liabilities                    1,975               2,126
                                                             ---------           ---------
Total liabilities                                              370,273             357,116

STOCKHOLDERS' EQUITY
Common stock -- no par value -- 5,000,000
authorized -  3,148,191 shares issued and
outstanding at June 30, 2003 and December 31, 2002              23,694              23,694
Retained earnings                                               21,932              20,861
Accumulated other comprehensive income                             801                 918
                                                             ---------           ---------
Total stockholders' equity                                      46,427              45,473
                                                             ---------           ---------
Total liabilities and stockholders' equity                   $ 416,700           $ 402,589
                                                             =========           =========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         ------------------------         ------------------------
                                                           2003            2002             2003            2002
                                                         --------        --------         --------        --------
INTEREST INCOME:
Interest and fees on loans                               $  5,003        $  5,212         $  9,914        $ 10,464

SECURITIES:
Taxable                                                       385             681              864           1,286
Tax-exempt                                                    238             302              489             610
Federal funds sold                                             15              51               19             145
                                                         --------        --------         --------        --------
TOTAL INTEREST INCOME                                       5,641           6,246           11,286          12,505

INTEREST EXPENSE:
Deposits                                                    1,312           1,810            2,633           3,638
FHLB & Short-term borrowings                                   56              56              121             111
                                                         --------        --------         --------        --------
TOTAL INTEREST EXPENSE                                      1,368           1,866            2,754           3,749
                                                         --------        --------         --------        --------

NET INTEREST INCOME                                         4,273           4,380            8,532           8,756
Provision for loan loss                                         -            (500)               -            (500)
                                                         --------        --------         --------        --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                                      4,273           4,880            8,532           9,256
OTHER OPERATING INCOME:
Service charges on deposit accounts                           577             316            1,149             652
Other income                                                  942             754            1,714           1,398
                                                         --------        --------         --------        --------
TOTAL OTHER INCOME                                          1,519           1,070            2,863           2,050

OTHER OPERATING EXPENSE:
Salaries and employee benefits                              2,492           2,221            4,921           4,575
Occupancy costs                                               652             564            1,375           1,198
Legal and professional                                        390             306              684             535
Other operating expense                                       937             752            1,646           1,466
                                                         --------        --------         --------        --------
TOTAL OTHER OPERATING EXPENSES                              4,471           3,843            8,626           7,774
                                                         --------        --------         --------        --------

INCOME - BEFORE FEDERAL INCOME TAXES                        1,321           2,107            2,769           3,532
Federal income taxes                                          358             597              754             961
                                                         --------        --------         --------        --------
NET INCOME                                               $    963        $  1,510         $  2,015        $  2,571
                                                         ========        ========         ========        ========

BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING
SHARE OF COMMON STOCK                                    $    .31        $    .48         $    .64        $    .82
                                                         ========        ========         ========        ========

DILUTED EARNINGS PER SHARE OF COMMON STOCK               $    .31        $    .48         $    .64        $    .82
                                                         ========        ========         ========        ========

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                        -------------------------           --------------------------
                                                          2003             2002               2003              2002
                                                        -------           -------           -------            -------
Net income                                              $   963           $ 1,510           $ 2,015            $ 2,571

Other comprehensive income (loss):
Change in unrealized gain on securities
available for sale, net of tax                               51               314              (117)                65
                                                        -------           -------           -------            -------
Comprehensive income                                    $ 1,014           $ 1,824           $ 1,898            $ 2,636
                                                        =======           =======           =======            =======

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2003
                        (in thousands, except share data)

                                                                                                         Total
                                              Common            Retained           Accumulated       Stockholders'
                                              Stock             Earnings               OCI               Equity
                                             --------           --------           -----------       -------------
Balance -- December 31, 2002                 $ 23,694           $ 20,861            $    918            $ 45,473

Net income                                          -              2,015                   -               2,015
Change in unrealized gain on                        -                  -                (117)               (117)
securities available for sale, net
of  tax

Cash dividends                                      -               (944)                  -                (944)
                                             --------           --------            --------            --------
Balance -- June 30, 2003                     $ 23,694           $ 21,932            $    801            $ 46,427
                                             ========           ========            ========            ========

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                 -------------------------------
                                                                      2003             2002
                                                                 ---------------   -------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES:           $          (520)  $        4,172

           CASH FLOW FROM INVESTING ACTIVITIES:
           Net decrease (increase) in securities                          23,443        (15,985)
           Net increase in loans                                        (18,689)         (6,421)
           Capital expenditures                                            (493)         (1,091)
                                                                 ---------------   -------------

           NET CASH PROVIDED BY (USED IN) INVESTING                        4,261        (23,497)
           ACTIVITIES

           CASH FLOW FROM FINANCING ACTIVITIES:
           Net increase in deposits                                       22,518           4,638
           Net decrease in federal funds purchased                       (9,210)               -
           Cash dividends                                                  (944)           (905)
                                                                 ---------------   -------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                      12,364           3,733
                                                                 ---------------   -------------

           NET  INCREASE (DECREASE) IN CASH                               16,105        (15,592)

           CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD               14,158          37,976
           PERIOD                                                ---------------   -------------

           CASH AND CASH EQUIVALENTS - END OF PERIOD            $         30,263  $       22,384
                                                                 ===============   =============

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2002 and notes thereto included in Peoples State Bank's Form 10-K filed with the Federal Deposit Insurance Corporation on March 31, 2003. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2003 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

PSB Group, Inc. was formed as a holding company for Peoples State Bank on February 28, 2003 pursuant to a plan of reorganization adopted by Peoples State Bank and its shareholders. Pursuant to the reorganization, each share of the Bank's stock was exchanged for three shares of stock in the holding company. The reorganization had no financial impact and is reflected for all prior periods presented. Per share amounts have been retroactively restated to reflect the three-for-one exchange of stock.



NOTE 2 -- SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                                  June 30, 2003
                                                        ------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized         Unrealized           Market
                                                          Cost               Gains             Losses            Value
                                                        -----------      -------------      -------------     ------------
Available-for-sale securities:
     U.S. treasury securities and obligations
       of U.S. government corporations
       and agencies                                        $ 31,488          $    439             $    3         $ 31,924
     Obligations  of  state  and  political
        subdivisions                                         24,244               728                  -           24,972
     Corporate debt securities                                5,006                50                  -            5,056
     Other                                                    1,584                 -                  -            1,584
                                                        -----------      -------------      -------------     ------------
    Total available-for-sale securities                    $ 62,322          $  1,217             $    3         $ 63,536
                                                        ===========      =============      =============     ============


NOTE 2 - SECURITIES (CONTINUED)

                                                                                  December 31, 2002
                                                        ------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized         Unrealized          Market
                                                          Cost               Gains             Losses            Value
                                                        -----------      -------------      -------------     ------------
Available-for-sale securities:
       U.S. Treasury securities and
          obligations of U.S. government
          corporations and agencies                        $ 45,148            $   581              $   2         $ 45,727
      Obligations of state and political
        subdivisions                                         28,603                681                 17           29,267
       Corporate debt securities                             10,793                148                  -           10,941
       Other                                                  1,563                  -                  -            1,563
                                                        -----------      -------------      -------------     ------------
        Total available-for-sale securities                $ 86,107           $  1,410             $   19         $ 87,498
                                                        ===========      =============      =============     ============



The amortized cost and estimated market value of securities at June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2003, all securities are available for sale (000s omitted).

                                                                                             Available for Sale
                                                                                -------------------------------------------
                                                                                   Amortized                    Market
                                                                                      Cost                      Value
                                                                                ---------------            ----------------
Due in one year or less                                                          $       32,408             $       32,739
Due in one year through five years                                                       16,191                     16,701
Due after five years through ten years                                                    1,907                      2,044
Due after ten years                                                                       1,445                      1,482
                                                                                ---------------            ----------------
                                                                                         51,951                     52,966

Federal agency pools                                                                      8,787                      8,986
Other                                                                                     1,584                      1,584
                                                                                ---------------            ----------------
                                        Total                                    $       62,322             $       63,536
                                                                                ===============            ================


 Securities having a carrying value of $2,031,126 (market value of $2,078,437) were pledged at June 30, 2003 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at June 30, 2003 and December 31, 2002 are as follows (dollars in thousands):

                                                                    JUNE 30,               DECEMBER 31,
                                                                      2003                     2002
                                                                ------------------     --------------------
        Mortgages on Real Estate                             $             218,340   $              197,540
        Commercial                                                          59,490                   63,331
        Consumer                                                            26,088                   24,731
                                                                ------------------     --------------------
        Total                                                $             303,918   $              285,602
                                                                ==================     ====================


The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2003, other real estate owned consists of two properties. Management does not anticipate any material losses as the result of the disposal of these properties. The following table summarizes non-performing assets (dollars in thousands):

                                                                   June 30,               December 31,
                                                                     2003                     2002
                                                              --------------------     -------------------
Non-accrual loans                                                         $ 1,898                 $ 2,746
Loans past due 90 or more days                                                967                     306
Renegotiated loans                                                            882                     907
                                                              --------------------     -------------------
Total non-performing loans                                                  3,747                   3,959
Other real estate owned                                                       974                     224
                                                              --------------------     -------------------
  Total non-performing assets                                             $ 4,721                 $ 4,183
                                                              ====================     ===================


Total non-performing loans to total loans                                   1.23%                   1.39%

Total non-performing assets to total assets                                 1.13%                   1.03%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                                                  JUNE 30, 2003        DECEMBER 31, 2002
                                                               -------------------     -------------------

Loan loss balance - Beginning of period                       $             4,632    $           $ 5,585

Reduction charged to operations                                                 -                  (800)
Loan losses                                                                 (895)                (2,162)
Loan recoveries                                                               522                  2,009
                                                               -------------------     -------------------
Loan loss balance - End of period                             $             4,259    $             4,632
                                                               ===================     ===================



The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.


NOTE 5 - SUBSEQUENT EVENTS - WORKFORCE REDUCTION

Effective July 18, 2003, PSB Group, Inc. announced a reduction in the workforce of Peoples State Bank, its subsidiary, of 16 employees, or approximately 10% of the total work force. The reduction included three vice presidents and three vacant positions that will not be filled. The Company expects to realize annualized pre-tax savings of approximately $850,000 from the reduction in force and related operating expenses. Third quarter operating results will be negatively impacted by a one-time pre-tax charge of approximately $125,000 for severance and other related costs.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

OVERVIEW

PSB Group, Incorporated (the "Company"), a bank holding company, was formed on February 28, 2003 for the purpose of owning Peoples State Bank (the "Bank"). Shareholders of the Bank exchanged each of their shares of stock in the Bank for three shares of stock in the holding company. The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). Today we operate ten branches.

We provide customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the FDIC to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Services.

We provide a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in local areas. Substantially all of our loans are to customers located within our service area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). We conduct our lending activities pursuant to the loan policies adopted by our Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.

We also offer a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. Full estate and trust services, insurance and investment advice are offered through a partnership with Bank of Bloomfield Hills, Bloomfield Hills, Michigan. Substantially all of our deposits are from local market areas surrounding each of our offices.

Our net income is derived primarily from net interest income, which is the difference between interest earned on our loan and investment portfolios and our cost of funds, primarily interest paid on deposits and borrowings. The volume of and yields earned on loans and investments and the volume of and rates paid on deposits and borrowings determine net interest income.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $14 million, or 3.5% to $417 million at June 30, 2003 from $403 million at December 31, 2002. The balance of our investment securities decreased by approximately $24 million to $63.5 million at June 30, 2003 as compared to $87.5 million at December 31, 2002. The proceeds from this run-off, along with a $23 million increase in deposits, were used to increase our loan portfolio by $18 million to $304 million at June 30, 2003, reduce our federal funds borrowings by $9 million and increase liquidity by adding $16 million to our cash and cash equivalents. Because of strong mortgage re-financings, the balance of our loans held for sale increased $2.9 million during the first six months of the year to $6.6 million at June 30, 2003.

The allowance for loan losses decreased $373 thousand during the first six months of 2003. As a percentage of total loans, the allowance was reduced to 1.40% at June 30, 2003 from 1.62% at December 31, 2002. Management believes this reserve is sufficient to meet anticipated future loan losses.

Total liabilities increased by $13 million to $370 million at June 30, 2003 from $357 million at December 31, 2002. As mentioned above, this was mainly due to a $23 million, or 6.6% increase in total deposits to $363.3 million at June 30, 2003 from $340.8 million at December 31, 2002. Approximately $18 million of this increase was in non-interest bearing demand deposits. The increase in deposits was partially offset by a $9.2 million reduction in our Federal Funds borrowings.

FINANCIAL RESULTS

Three Months Ended June 30, 2003
Net income for the three months ended June 30, 2003 was $963 thousand compared to $1.51 million for the same period in 2002. Total interest income decreased $605 thousand in the second quarter 2003 compared to the second quarter 2002. Interest and fees on loans accounted for $209 thousand of the decrease, primarily due to the lower interest rate environment. Average loan balances in the second quarter 2003 were approximately $18 million higher than the second quarter 2002. However, the positive impact of the higher balances was more than offset by the negative impact of the lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans.

Interest income on investment securities and federal funds sold decreased $396 thousand in the second quarter 2003 compared to the second quarter 2002. This decrease is due in part to the lower interest rate environment, but also because the average investment in securities and federal funds was about $22 million lower in the second quarter 2003 than the second quarter 2002.

The decrease in interest income was partially offset by a $498 thousand decrease in interest expense in the second quarter 2003 compared to the second quarter 2002. This decrease was primarily due to the lower interest rate environment, but an $8 million decrease in average interest bearing deposits in the second quarter 2003 as compared to the same period in 2002 was also a contributing factor.

During the second quarter 2003 there was no provision for loan losses recorded. This compares to a $500 thousand negative provision that was recorded in June 2002. This was a major contributing factor in the difference between the net income recorded in the second quarter 2003 and the second quarter 2002.

Total other income was about $449 thousand higher in the second quarter 2003 than the second quarter 2002. Service charges related to a new overdraft protection product accounted for about $247 thousand of this increase. In addition, gains on the sale of mortgages and mortgage servicing rights increased $227 thousand in the second quarter 2003 compared to the same period in 2002.

Total other operating expenses increased $628 thousand during the second quarter 2003 over the same period in 2002. Salaries and benefits accounted for about $271 thousand of this increase which included higher commissions related to increased mortgage closings. Occupancy expenses increased $88 thousand, including increased depreciation on equipment upgrades and expenses related to the two loan production offices that were opened this year. Legal and professional expenses were $84 thousand higher in the second quarter 2003 than the second quarter 2002, including a $56 thousand increase in consulting fees. Other expenses increased $185 thousand including an increase in legal settlements and increased charge-offs related to the overdraft protection product.

Six Months Ended June 30, 2003
Net income for the six months ended June 30, 2003 was $2.015 million compared to $2.571 million for the same period in 2002. Total interest income decreased $1.219 million in first six months of 2003 compared to the first six months of 2002. Interest and fees on loans accounted for $550 thousand of the decrease, primarily due to the lower interest rate environment. Year-to date average loan balances in 2003 were approximately $17 million higher than 2002. Again, the positive impact of the higher balances for the year-to date was more than offset by the negative impact of the lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans.

Interest income on investment securities and federal funds sold decreased $669 thousand in the first six months of 2003 compared to the same period in 2002. This decrease is due in part to the lower interest rate environment, but also because the average investment in securities and federal funds was about $16 million lower in the first half of 2003 than the first half of 2002. Most of this decrease, $14 million, was in the form of lower federal funds balances.

The decrease in interest income was partially offset by a $995 thousand decrease in interest expense in the first half of 2003 compared to the same period in 2002. Again, this decrease was primarily due to the lower interest rate environment, but an $8 million decrease in average interest bearing deposits in the first six months of 2003 as compared to the same period in 2002 was also a contributing factor.

There was no provision for loan losses recorded in 2003. This compares to the $500 thousand negative provision that was recorded in June 2002. This was a major contributing factor in the difference between the net income recorded in the first half of 2003 and the first half of 2002.

Total other income was about $813 thousand higher in the first half of 2003 than the same period in 2002. Service charges related to the new overdraft protection product accounted for about $478 thousand of this increase. In addition, year-to-date gains on the sale of mortgages and mortgage servicing rights increased $333 thousand in the first six months of 2003 compared to the same period in 2002.

Total other operating expenses increased $852 thousand during the first half of 2003 over the same period in 2002. Salaries and benefits accounted for about $346 thousand of this increase, including $115 thousand in higher commissions related to increased mortgage closings and $105 thousand in increased cost of employee benefits and employment taxes. Occupancy expenses increased $177 thousand, including increased depreciation on equipment upgrades, and expenses related to the two loan production offices that were opened this year. Legal and professional expenses were $149 thousand higher in the first half of 2003 than the first half of 2002, including a $103 thousand increase in consulting fees. Other expenses increased $180 thousand including an increase in legal settlements, increased charge-offs related to the overdraft protection product and increased accruals for Michigan Single Business Taxes.

LIQUIDITY

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances and overnight federal funds purchases from correspondent banks.

During the six months ended June 30, 2003, $23.4 million in cash was provided by run-off of investment securities. This, plus $22.5 million in cash provided through increased deposits was used to pay off $9.2 million in federal funds borrowings and increase our loan portfolio by $18.7 million. In addition, we had a net outflow of $493 thousand for capital expenditures and paid $944 in cash dividends during the period. During the six months ended June 30, 2003, we experienced a net increase of $16.1 million in cash and cash equivalents to meet the demands of our depositors and to take advantage of future investment opportunities.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2003:

                  Tier 1 capital                              $41,453
                  Total capital                               $45,154
                  Tier 1 capital to risk-weighted assets      14.03%
                  Total capital to risk-weighted assets       15.28%

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2002. Please refer to the Bank's Form 10-K filed on March 31, 2003 for further discussion of our market and interest rate risk.



ITEM 4: CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

         (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2003.

PART II.  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         The Company may from time-to-time be involved in legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition of the Company. The Company is not currently involved in any legal proceedings which management believes are of a material nature.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  a. The Bank's Annual Meeting of Shareholders was held on
                     April 22, 2003.
                  b. At that meeting, the shareholders approved the following matters:

                  PROPOSAL 1:  APPROVAL OF CONSOLIDATION AGREEMENT

                  Approval of the Consolidation Agreement among PSB
                  Interim Bank,
                  Peoples State Bank and PSB Group, Inc. dated
                  February 28, 2003.

                                For - 755,195
                                Against - 28,948
                                Abstain - 1,760

                  PROPOSAL 2:  ELECTION OF DIRECTORS

                  Three directors were proposed for election to the Board with three year terms expiring at the annual meeting in 2006. The director nominees were elected with the results as follows:
                                                      FOR      WITHHELD
                                                    -------   ---------
                  James B. Jacobs                   789,249     2,365
                  Longine V. Morawski               791,204       410
                  Edward Turner                     774,949    16,695

                  In addition, the following directors terms of office continued after the meeting:

                  David L. Wood
                  Robert L. Cole
                  Michael J. Kowalski
                  Craig J. Mancinotti
                  Nels L. Olsen II

                  Sydney L. Ross
                  Thomas F. Meeker, Director Emeritus


         ITEM 5. OTHER INFORMATION

         At the annual meeting on April 22, 2003, the shareholders approved the formation of a holding company, PSB Group, Inc. The holding company was formed on February 28, 2003. Each share of the Bank's stock was exchanged for three shares of stock in the holding company.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits

                          Exhibit 3.1 Restated Articles of Incorporation

                          Exhibit 3.2 Bylaws

                          Exhibit 4.1 Form of Stock Certificate

                          Exhibit 10.1 Management Continuity Agreement -
                                       Robert L. Cole

                          Exhibit 10.2 Management Continuity Agreement -
                                       Don Phillippi

                          Exhibit 10.3 Management Continuity Agreement -
                                       Theodore Bangert

                          Exhibit 10.4 Management Continuity Agreement -
                                       David Wilson

                          Exhibit 31.1 Certification of Robert L. Cole
                                       required by rule 13a - 14(a)

                          Exhibit 31.2 Certification of David A. Wilson
                                       required by rule 13a - 14(a)

                          Exhibit 32.1 Certification of Robert L. Cole required
                                       by rule 13a - 14(b) and Section 906 of
                                       the Sarbanes - Oxley Act of 2002, 18
                                       U.S.C. Section 1350

                          Exhibit 32.2 Certification of David A. Wilson
                                       required by rule 13a -- 14(b) and
                                       Section 906 of the Sarbanes -- Oxley
                                       Act of 2002, 18 U.S.C. Section 1350

                  b. Reports on Form 8-K

                         The Company filed a Current Report on Form 8-K on June 2, 2003, related to the formation of PSB Group, Inc. as the holding company for Peoples State Bank.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PSB GROUP, INC.



Date:  August 11, 2003              /s/Robert L. Cole
                                    ----------------------------------------
                                    ROBERT L. COLE
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  August 11, 2003              /s/David A. Wilson
                                    ----------------------------------------
                                    DAVID A. WILSON
                                    CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX



Exhibit 3.1 Restated Articles of Incorporation

Exhibit 3.2 Bylaws

Exhibit 4.1 Form of Stock Certificate

Exhibit 10.1 Management Continuity Agreement - Robert L. Cole

Exhibit 10.2 Management Continuity Agreement - Don Phillippi

Exhibit 10.3 Management Continuity Agreement - Theodore Bangert

Exhibit 10.4 Management Continuity Agreement - David Wilson

Exhibit 31.1 Certification of Robert L. Cole required by rule 13a - 14(a)

Exhibit 31.2 Certification of David A. Wilson required by rule 13a - 14(a)

Exhibit 32.1 Certification of Robert L. Cole required by rule 13a - 14(b) and
             Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
             Section 1350

Exhibit 32.2 Certification of David A. Wilson required by rule 13a - 14(b) and
             Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
             Section 1350