Form 10-Q
period 2003-09-30
PSB GROUP INC
filed 2003-11-12
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003
                                                 Commission File No.:  000-50301


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

                     Yes    X        No
                        ---------      ---------

(2) has been subject to such filing requirements for past 90 days:

                     Yes    X        No
                        ---------      ---------

(3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).:

                     Yes             No    X
                        ---------      ---------


         The Registrant had 3,148,191 shares of Common Stock outstanding as of September 30, 2003.

                                TABLE OF CONTENTS

                                                                                  PAGE
PART I - FINANCIAL INFORMATION.......................................................3

        ITEM 1. FINANCIAL STATEMENTS.................................................3

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION................................................12

        ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........16

        ITEM 4: CONTROLS AND PROCEDURES.............................................16

PART II. - OTHER INFORMATION........................................................17

        Item 1. Legal Proceedings...................................................17

        Item 2. Changes in Securities and Use of Proceeds...........................17

        Item 3. Defaults Upon Senior Securities.....................................17

        Item 4. Submission of Matters to a Vote of Security Holders.................17

        Item 5. Other Information...................................................17

        Item 6. Exhibits and Reports on Form 8-K....................................17

        SIGNATURES..................................................................18



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

PART I -FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2003             2002
                                                           -------------    -------------
ASSETS
Cash and cash equivalents                                    $  13,903        $  14,158
Securities available for sale                                   65,401           87,498
Loans                                                          312,958          285,602
Less allowance for possible loan loss                           (4,073)          (4,632)
                                                             ---------        ---------
Net loans                                                      308,885          280,970
Loans held for sale                                              3,621            3,626
Bank premises and equipment                                      9,254            9,427
Accrued interest receivable                                      1,917            2,061
Other assets                                                     5,719            4,849
                                                             ---------        ---------
Total assets                                                 $ 408,700        $ 402,589
                                                             =========        =========
LIABILITIES
Deposits:
Non-interest bearing                                         $  54,936        $  47,550
Interest bearing                                               294,561          293,230
                                                             ---------        ---------
Total deposits                                                 349,497          340,780
Federal funds purchased                                          5,275            9,210
FHLB borrowings                                                  5,000            5,000
Accrued taxes, interest and other liabilities                    2,207            2,126
                                                             ---------        ---------
Total liabilities                                              361,979          357,116

STOCKHOLDERS' EQUITY
Common stock - no par value - 5,000,000
authorized -  3,148,191 shares issued and
outstanding at September 30, 2003 and December 31, 2002         23,694           23,694
Retained earnings                                               22,436           20,861
Accumulated other comprehensive income                             591              918
                                                             ---------        ---------
Total stockholders' equity                                      46,721           45,473
                                                             ---------        ---------
Total liabilities and stockholders' equity                   $ 408,700        $ 402,589
                                                             =========        =========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)


                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                  -------------------    -------------------
                                                    2003       2002        2003       2002
                                                  --------   --------    --------   --------
INTEREST INCOME:
Interest and fees on loans                        $  4,918   $  5,135    $ 14,832   $ 15,599
SECURITIES:
Taxable                                                302        598       1,166      1,884
Tax-exempt                                             211        258         700        868
Federal funds sold                                       8         61          27        206
                                                  --------   --------    --------   --------
TOTAL INTEREST INCOME                                5,439      6,052      16,725     18,557
INTEREST EXPENSE:
Deposits                                             1,280      1,563       3,913      5,201
FHLB & Short-term borrowings                            60         57         181        168
                                                  --------   --------    --------   --------
TOTAL INTEREST EXPENSE                               1,340      1,620       4,094      5,369
                                                  --------   --------    --------   --------

NET INTEREST INCOME                                  4,099      4,432      12,631     13,188
Provision for loan loss                                 --       (300)         --       (800)
                                                  --------   --------    --------   --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                               4,099      4,732      12,631     13,988
OTHER OPERATING INCOME:
Service charges on deposit accounts                    602        333       1,751        985
Other income                                         1,067        807       2,781      2,205
                                                  --------   --------    --------   --------
TOTAL OTHER INCOME                                   1,669      1,140       4,532      3,190
OTHER OPERATING EXPENSE:
Salaries and employee benefits                       2,436      2,231       7,357      6,806
Occupancy costs                                        699        598       2,074      1,796
Legal and professional                                 339        391       1,023        926
Other operating expense                                848        666       2,494      2,132
                                                  --------   --------    --------   --------
TOTAL OTHER OPERATING EXPENSES                       4,322      3,886      12,948     11,660
                                                  --------   --------    --------   --------

INCOME - BEFORE FEDERAL INCOME TAXES                 1,446      1,986       4,215      5,518
Federal income taxes                                   407        569       1,161      1,530
                                                  --------   --------    --------   --------
NET INCOME                                        $  1,039   $  1,417    $  3,054   $  3,988
                                                  ========   ========    ========   ========

BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING
SHARE OF COMMON STOCK                             $    .33   $    .45    $    .97   $   1.27
                                                  ========   ========    ========   ========

DILUTED EARNINGS PER SHARE OF COMMON STOCK        $    .33   $    .45    $    .97   $   1.27
                                                  ========   ========    ========   ========


                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)



                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   ------------------
                                           2003       2002      2003        2002
                                          -------    -------   -------    -------
Net income                                $ 1,039    $ 1,417   $ 3,054    $ 3,988

Other comprehensive income (loss):
Change in unrealized gain on securities
available for sale, net of tax               (210)       173      (327)       238
                                          -------    -------   -------    -------

Comprehensive income                      $   829    $ 1,590   $ 2,727    $ 4,226
                                          =======    =======   =======    =======


                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                        (in thousands, except share data)



                                                                                         Total
                                          Common        Retained      Accumulated     Stockholders'
                                          Stock         Earnings          OCI            Equity
                                         --------       --------      -----------     ------------
Balance - December 31, 2002              $ 23,694       $ 20,861        $    918        $ 45,473

Net income                                     --          3,054              --           3,054
Change in unrealized gain on                   --             --            (327)           (327)
securities available for sale, net
of  tax

Cash dividends                                 --         (1,479)             --          (1,479)
                                         --------       --------        --------        --------
Balance - September 30, 2003             $ 23,694       $ 22,436        $    591        $ 46,721
                                         ========       ========        ========        ========


                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)




                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:               $  2,702    $  5,148

CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease (increase) in securities                      22,097     (11,511)
Net increase in loans                                     (27,915)    (11,298)
Capital expenditures                                         (442)     (1,227)
                                                         --------    --------

NET CASH USED IN INVESTING ACTIVITIES                      (6,260)    (24,036)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                         8,717      (4,873)
Net (decrease) increase in federal funds purchased         (3,935)        950
Cash dividends                                             (1,479)     (1,378)
                                                         --------    --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            3,303      (5,301)
                                                         --------    --------

NET  DECREASE IN CASH                                        (255)    (24,189)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD PERIOD     14,158      37,976
                                                         --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 13,903    $ 13,787
                                                         ========    ========




PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2002 and notes thereto included in Peoples State Bank's Form 10-K filed with the Federal Deposit Insurance Corporation on March 31, 2003. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2003 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

PSB Group, Inc. was formed as a holding company for Peoples State Bank on February 28, 2003 pursuant to a plan of reorganization adopted by Peoples State Bank and its shareholders. Pursuant to the reorganization, each share of the Bank's stock was exchanged for three shares of stock in the holding company. The reorganization had no material financial impact and is reflected for all prior periods presented. Per share amounts have been retroactively restated to reflect the three-for-one exchange of stock.



NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):


                                                                       September 30, 2003
                                                        ----------------------------------------------------
                                                                         Gross        Gross        Estimated
                                                        Amortized     Unrealized    Unrealized       Market
                                                          Cost           Gains        Losses         Value
                                                        ---------     ----------    ----------     ---------
Available-for-sale securities:
     U.S. treasury securities and obligations of
        U.S. government corporations and agencies         $35,172       $   329       $    26       $35,475
     Obligations of state and
        political subdivisions                             24,729           591            17        25,303
     Corporate debt securities                              3,000            19            --         3,019
     Other                                                  1,604            --            --         1,604
                                                          -------       -------       -------       -------
     Total available-for-sale securities                  $64,505       $   939       $    43       $65,401
                                                          =======       =======       =======       =======



                                                                               December 31, 2002
                                                      ---------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized         Unrealized          Market
                                                          Cost               Gains             Losses            Value
                                                      --------------     --------------    ---------------    -------------
Available-for-sale securities:
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies                      $45,148            $   581            $     2          $45,727
      Obligations of state and political
            subdivisions                                   28,603                681                 17           29,267
       Corporate debt securities                           10,793                148                 --           10,941
       Other                                                1,563                 --                 --            1,563
                                                          -------            -------            -------          -------
        Total available-for-sale securities               $86,107            $ 1,410            $    19          $87,498
                                                          =======            =======            =======          =======




The amortized cost and estimated market value of securities at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2003, all securities are available for sale (000s omitted).


                                                      Available for Sale
                                                    -----------------------
                                                    Amortized        Market
                                                      Cost           Value
                                                    ---------       -------
Due in one year or less                              $29,916        $30,103
Due in one year through five years                    22,378         22,846
Due after five years through ten years                 1,906          2,027
Due after ten years                                    1,445          1,476
                                                     -------        -------
                                                      55,645         56,452

Federal agency pools                                   7,256          7,345
Other                                                  1,604          1,604
                                                     -------        -------
               Total                                 $64,505        $65,401
                                                     =======        =======


Securities having a carrying value of $2,020,485 (market value of $2,050,625) were pledged at September 30, 2003 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at September 30, 2003 and December 31, 2002 are as follows (dollars in thousands):

                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                        2003                   2002
                                                                   ---------------        ---------------
                          Mortgages on Real Estate                 $       231,068        $       197,540
                          Commercial                                        54,919                 63,331
                          Consumer                                          26,971                 24,731
                                                                   ---------------        ---------------

                          Total                                    $       312,958        $       285,602
                                                                   ===============        ===============


The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2003, other real estate owned consists of two properties. Management does not anticipate any material losses as the result of the disposal of these properties. The following table summarizes non-performing assets (dollars in thousands):

                                                  September 30,      December 31,
                                                      2003               2002
                                                 ---------------    ---------------
   Non-accrual loans                             $         1,599    $         2,746
   Loans past due 90 or more days                          1,959                306
   Renegotiated loans                                        835                907
                                                 ---------------    ---------------
   Total non-performing loans                              4,393              3,959
   Other real estate owned                                   969                224
                                                 ---------------    ---------------
     Total non-performing assets                 $         5,362    $         4,183
                                                 ===============    ===============


   Total non-performing loans to total loans                1.40%              1.39%

   Total non-performing assets to total assets              1.31%              1.03%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         2003                  2002
                                                                    ---------------      ---------------
Loan loss balance - Beginning of period                             $         4,632      $         5,585

Provision (reduction)                                                          --                   (800)
Loan losses                                                                  (1,247)              (2,162)
Loan recoveries                                                                 688                2,009
                                                                    ---------------      ---------------

Loan loss balance - End of period                                   $         4,073      $         4,632
                                                                    ===============      ===============


The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.


NOTE 5 - WORKFORCE REDUCTION

Effective July 18, 2003, PSB Group, Inc. announced a reduction in the workforce of Peoples State Bank, its subsidiary, of 16 employees, or approximately 10% of the total work force. The reduction included three vice presidents and three vacant positions that will not be filled. The Company expects to realize annualized pre-tax savings of approximately $850,000 from the reduction in force and related operating expenses. Third quarter operating results were negatively impacted by a one-time pre-tax charge of approximately $132,000 for severance and other related costs.

NOTE 6 - SUBSEQUENT EVENTS - STOCK REDEMPTION

Effective October 31, 2003, PSB Group, Inc. announced the resignation of Nels Olson II as a director of both PSB Group, Inc. and its subsidiary Peoples State Bank. Concomitant with his resignation, PSB Group, Inc. agreed to purchase all of his 263,118 shares of PSB Group, Inc. common stock for $23.3125 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

PSB Group, Inc. (the "Company"), a bank holding company, was formed on February 28, 2003 for the purpose of owning all of the issued and outstanding common stock of Peoples State Bank (the "Bank"). Shareholders of the Bank exchanged each of their shares of stock in the Bank for three shares of stock in the holding company. The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). Today we operate nine branches.

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

We provide a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium-sized businesses and consumers in local areas. Substantially all of our loans are to customers located within our service area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). We conduct our lending activities pursuant to the loan policies adopted by our Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.

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

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $6 million, or 1.5% to $409 million at September 30, 2003 from $403 million at December 31, 2002. The balance of our investment securities decreased by approximately $22 million to $65.4 million at September 30, 2003 as compared to $87.5 million at December 31, 2002. The proceeds from this run-off, along with a $9 million increase in deposits, were used to increase our loan portfolio by $27 million to $313 million at September 30, 2003 and reduce our federal funds borrowings by $4 million.

The allowance for loan losses decreased $559 thousand during the first nine months of 2003. As a percentage of total loans, the allowance was reduced to 1.30% at September 30, 2003 from 1.62% at December 31, 2002. Management believes this reserve is sufficient to meet anticipated future loan losses.

Total liabilities increased by $5 million to $362 million at September 30, 2003 from $357 million at December 31, 2002. As mentioned above, this was mainly due to a $9 million, or 2.6% increase in total deposits to $349.5 million at September 30, 2003 from $340.8 million at December 31, 2002. Approximately $7 million of this increase was in non-interest bearing demand deposits. The increase in deposits was partially offset by a $3.9 million reduction in our Federal Funds borrowings.

FINANCIAL RESULTS

Three Months Ended September 30, 2003
Net income for the three months ended September 30, 2003 was $1.039 million compared to $1.417 million for the same period in 2002. Total interest income decreased $613 thousand in the third quarter 2003 compared to the third quarter 2002. Interest and fees on loans accounted for $217 thousand of the decrease, primarily due to the lower interest rate environment. Average loan balances in the third quarter 2003 were approximately $31 million higher than the third quarter 2002. However, the positive impact of the higher balances was more than offset by the negative impact of the lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans and variable rate loans re-priced downward.

Interest income on investment securities and federal funds sold decreased $396 thousand in the third quarter 2003 compared to the third quarter 2002. This decrease is due in part to the lower interest rate environment, but also because the average investment in securities and federal funds was about $24 million lower in the third quarter 2003 than the third quarter 2002.

The decrease in interest income was partially offset by a $280 thousand decrease in interest expense in the third quarter 2003 compared to the third quarter 2002. This decrease was primarily due to the lower interest rate environment as average interest bearing deposits were relatively unchanged from the third quarter 2002

During the third quarter 2003 there was no provision for loan losses recorded. This compares to a $300 thousand negative provision that was recorded in the third quarter 2002. This was a major contributing factor in the difference between the net income recorded in the third quarter 2003 and the third quarter 2002.

Total other income was about $529 thousand higher in the third quarter 2003 than the third quarter 2002. Service charges related to a new overdraft protection product accounted for about $274 thousand of this increase. In addition, gains on the sale of mortgages and mortgage servicing rights increased $140 thousand in the third quarter 2003 compared to the same period in 2002. The increased gains were primarily the result of increased refinancing activity due to the low interest rate environment. Other loan related fees also increased $96 thousand in the third quarter 2003 over the same period in 2002. The increases in other income were partially offset by a $62 thousand decrease in the gain on the sale of securities in the third quarter 2003 as compared to the third quarter 2002.

Total other operating expenses increased $436 thousand during the third quarter 2003 over the same period in 2002. Salaries and benefits accounted for about $205 thousand of this increase which included higher commissions related to increased mortgage closings, $41 thousand in increased health benefit expenses and $45 thousand in accelerated severance expenses related to the July workforce reduction. Occupancy expenses increased $101 thousand, including increased depreciation on equipment upgrades and expenses related to the two loan production offices that were opened this year. Other expenses increased $182 thousand including increased charge-offs related to the overdraft protection product, increased marketing expenses and increased single business tax accruals.

Nine Months Ended September 30, 2003
Net income for the nine months ended September 30, 2003 was $3.054 million compared to $3.988 million for the same period in 2002. Total interest income decreased $1.832 million in first nine months of 2003 compared to the first nine months of 2002. Interest and fees on loans accounted for $767 thousand of the decrease, primarily due to the lower interest rate environment. Year-to date average loan balances in 2003 were approximately $22 million higher than 2002. Again, the positive impact of the higher balances for the year-to date was more than offset by the negative impact of the lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans and variable rate loans re-priced downward.

Interest income on investment securities and federal funds sold decreased $1.065 million in the first nine months of 2003 compared to the same period in 2002. This decrease is due in part to the lower interest rate environment, but also because the average investment in securities and federal funds was about $19 million lower in the first nine months of 2003 than the first nine months of 2002. Most of this decrease, $13 million, was in the form of lower federal funds balances.

The decrease in interest income was partially offset by a $1.275 million decrease in interest expense in the first nine months of 2003 compared to the same period in 2002. This decrease was primarily due to the lower interest rate environment, but a $6 million decrease in average interest bearing deposits in the first nine months of 2003 as compared to the same period in 2002 was also a contributing factor.

Although non-performing loans increased to $4.393 million at September 30, 2003 from $3.959 million at December 31, 2002, management believes the loan loss allowance is sufficient to meet anticipated future losses. Therefore, there was no provision for loan losses recorded in 2003. This compares to the $800 thousand negative provision that was recorded in June 2002. This was a major contributing factor in the difference between the net income recorded in the first nine months of 2003 and the first nine months of 2002.

Total other income was about $1.342 million higher in the first nine months of 2003 than the same period in 2002. Service charges related to the new overdraft protection product accounted for about $770 thousand of this increase. In addition, year-to-date gains on the sale of mortgages and mortgage servicing rights increased $473 thousand in the first nine months of 2003 compared to the same period in 2002. The increased gains were primarily the result of increased refinancing activity due to the low interest rate environment.

Total other operating expenses increased $1.288 million during the first nine months of 2003 over the same period in 2002. Salaries and benefits accounted for about $551 thousand of this increase, including $133 thousand in higher commissions related to increased mortgage closings, $168 thousand in increased cost of employee benefits and employment taxes and $45 thousand in accelerated severance expenses related to the July workforce reduction. Occupancy expenses increased $278 thousand, including increased depreciation on equipment upgrades, and expenses related to the two loan production offices that were opened this year. Legal and professional expenses were $97 thousand higher in the first nine months of 2003 than the first nine months of 2002, including a $96 thousand increase in consulting fees. Other expenses increased $362 thousand including an increase in legal settlements ($50 thousand), increased charge-offs related to the overdraft protection product ($71 thousand) and increased accruals for Michigan Single Business Taxes ($80 thousand).

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

During the nine months ended September 30, 2003, $22.1 million in cash was provided by run-off of investment securities. This, plus $8.7 million in cash provided through increased deposits was used to pay off $3.9 million in federal funds borrowings and increase our loan portfolio by $27.9 million. In addition, we had a net outflow of $442 thousand for capital expenditures and paid $1.479 million in cash dividends during the period. During the nine months ended September 30, 2003, we experienced a net decrease of $255 thousand in cash and cash equivalents.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. On August 25, 2003, the Bank paid a $9 million cash dividend to PSB Group, Inc. The following table shows the capital totals and ratios for the Bank as of September 30, 2003:

                  Tier 1 capital                                    $  33,524
                  Total capital                                     $  37,249
                  Tier 1 capital to risk-weighted assets                11.26%
                  Total capital to risk-weighted assets                 12.51%

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2002. Please refer to the Bank's Form 10-K filed on March 31, 2003 for further discussion of our market and interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

         (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2003.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


         ITEM 5. OTHER INFORMATION

                  Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits

                         Exhibit 31.1 Certification of Robert L. Cole required
                           by Rule 13a - 14(a)

                         Exhibit 31.2 Certification of David A. Wilson
                           required by Rule 13a - 14(a)

                         Exhibit 32.1 Certification of Robert L. Cole required
                           by Rule 13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

                         Exhibit 32.2 Certification of David A. Wilson
                           required by Rule 13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350


                  b.  Reports on Form 8-K

                         The Company filed a Current Report on Form 8-K on July 22, 2003, to announce its earnings for the quarter ended June 30, 2003 and to announce a reduction in its workforce.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PSB GROUP, INC.



Date:  November 12, 2003            /s/Robert L. Cole
                                    --------------------------------------------
                                    ROBERT L. COLE
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  November 12, 2003            /s/David A. Wilson
                                    --------------------------------------------
                                    DAVID A. WILSON
                                    CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


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