Form 10-K
period 2003-12-31
PSB GROUP INC
filed 2004-03-30
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File No. : 000-50301

                                 PSB GROUP, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

        MICHIGAN                                           42-1591104
        --------                                           ----------
(State of Organization)                        (IRS Employer Identification No.)

           1800 EAST TWELVE MILE ROAD, MADISON HEIGHTS, MICHIGAN 48071
           -----------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)

                                 (248) 548-2900
                                 --------------
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES | | NO |X|

      As of June 30, 2003, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($21.75 per share), was approximately $60,900,631 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates).

      As of March 1, 2004, there were issued and outstanding 2,885,073 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 (the "Annual Report") (Part II).

2. Portions of Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") (Part III).

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----

PART I...........................................................................................................    3

   Item 1.  Business.............................................................................................    3

   Item 2.  Properties...........................................................................................   14

   Item 3.  Legal Proceedings....................................................................................   15

   Item 4.  Submission of Matters to a Vote of Security Holders..................................................   15

   SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT...............................................   16

PART II..........................................................................................................   16

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............................   16

   Item 6.  Selected Financial Data..............................................................................   16

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................   16

   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................................   17

   Item 8.  Financial Statements and Supplementary Data..........................................................   17

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................   17

   Item 9.A  Controls and Procedures.............................................................................   17

PART III.........................................................................................................   17

   Item 10.  Directors and Executive Officers of the Registrant..................................................   17

   Item 11.  Executive Compensation..............................................................................   17

   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................   18

   Item 13.  Certain Relationships and Related Transactions......................................................   18

   Item 14.  Principal Accountant Fees and Services..............................................................   18

   Item 15.  Exhibits, Financial Statements and Reports on Form 8-K..............................................   18

   SIGNATURES....................................................................................................   20

                                     PART I

ITEM 1. BUSINESS

      PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank, Inc. (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank, Inc. stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization.

      The Bank was incorporated and chartered as Peoples State Bank under the laws of the state of Michigan in 1909. In 1916, the Bank moved to the southeast corner of Jos. Campau and Holbrook in Hamtramck, where the main office at 9252 Jos. Campau remains today. Following several name changes and a merger with four small local banks in 1930, a plan of reorganization was accepted by the shareholders, and the name was changed to "Peoples State Bank" in November 1934. Effective May 15, 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). Effective May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender with 2 offices, one in Southfield, Michigan and one in Warren, Michigan.

      The Bank operated as a unit bank until July 20, 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices: (1) 25901 Harper Avenue, St. Clair Shores, Michigan - December 5, 1994;
(2) 14801 Twelve Mile Road, Warren, Michigan - March 13, 1995; and, (3) 31130 Ryan Road, Warren, Michigan - April 10, 1995. Subsequently, the Sterling Heights office was closed on June 30, 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. On May 15, 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the "Merger"). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison's former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. Effective March 15, 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In June 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. On March 4, 2002 the Bank opened a new branch, its 11th banking facility, in Grosse Pointe Woods, Michigan.

      As of December 31, 2003, the Company had approximately $401.5 million in total assets, $326.3 million in total loans, $351 million in total deposits and $41 million in total shareholder equity.

PRODUCTS AND SERVICES

      The Company provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. The Bank's deposits are insured by the FDIC to applicable legal limits and the Bank is supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Services, Division of Financial Institutions.

Lending Activities

      The Company provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in local areas. Substantially all of the Company's loans are to customers located within its service area. The Company has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). The Company conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. The Company's management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to the Company's loan policies.

      The commercial loans offered by the Company include (i) commercial real estate loans, (ii) operating lines of credit and other commercial term loans,
(iii) construction loans, and (iv) SBA-guaranteed loans. The Company's commercial real estate loans are used to provide permanent financing for owner-occupied, retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written on a three to five year term, with amortizing periods ranging up to 25 years. Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collections process are also used to minimize any potential losses. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 47% of the Company's portfolio has interest rates that float with a reference rate.

      Real estate loans include residential mortgages for which the Company holds first and second collateral positions in real property. Real estate loans include adjustable and fixed-rate loans secured by first priority liens on one-to four-family residential properties. Residential mortgage products include fixed rate loans, fixed rate balloon loans and 1 year adjustable rate mortgages. Terms vary from a three-year ARM to a one year adjustable with a 30 year amortization. The longest term allowed on a fixed rate loan is 30 years. The Company does not purchase loans but is active in secondary market lending and is also a member of the Federal Home Loan Bank of Indianapolis.

      Construction loans are typically made to individuals and contractors to construct single-family residences and commercial buildings. These loans generally have maturities of three to 18 months. These loans are variable rate and it is typical for "take out" commitments to be in place as a part of the transaction. All construction loans are funded at the lower of 80% of appraised value or cost of construction.

      Consumer loans offered by the Company include (i) personal unsecured lines of credit, (ii) personal installment loans, (iii) credit card, and (iv) home equity loans (fixed-rate term and open ended revolving lines of credits). Consumer loans are primarily automobile, home equity or unsecured loans. Consumer loans generally have maturities of five years or less and have fixed interest rates. Other loans consist of personal lines of credit and bank card advances. Personal lines of credit and home equity lines generally have maturities from one to ten years and variable interest rates. Bank card payments are generally due monthly and bear interest rates that vary from time-to-time.

      Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. The largest segment of the Company's installment loan portfolio is fixed rate loans secured by motor vehicles. "Indirect dealer paper" accounts for most of the loans, although direct auto loans are also available with terms of 24 to 72 months for both new and used vehicles. The Company no longer originates indirect dealer paper. Credit reports and industry standard debt-to-income ratios of 40% or less are used to qualify borrowers. Home equity products include both a fixed-rate term product and an open-end revolving line of credit.

Loan Approval

      Individual loan authorities are established by the Company's Board of Directors upon recommendation by the Company's senior lender. In establishing individual authority the experience of the lender is taken into consideration, as well as the type of lending in which the officer is involved. The Officers Loan Committee consists of the President of the Company, the senior lender and other lending officers as recommended by the senior lender and approved by the Directors Loan Committee. The Officers Loan Committee has the authority to approve and consummate loans up to $1,000,000. The Directors Loan Committee of the Board of Directors has the authority to approve loans up to $2,000,000. These loans come to the Committee with a review, analysis and recommendation by the lender and the Officers Loan Committee. Loans exceeding $2,000,000 come to the full Board of Directors after review by the Directors Loan Committee with their recommendation and that of the lender. The full Board of Directors reviews, on a monthly basis, all loans approved by the Officers Loan Committee.

      The Company generally requires that loans secured by first mortgages on real estate have loan to value ratios within specified limits, ranging from 65% for loans secured by undeveloped land to 80% for improved property, with the exception of secondary market programs and loans secured by private mortgage insurance which allow loan to value ratios as high as 95%. The Company also makes loans secured by second mortgages on real estate. The Company also offers non-conforming loans with certain restrictions for those customers having a lack of credit history. This product has a maximum portfolio balance of $70,000,000 and is targeted at the market of relocated persons from abroad.

      The Company participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act ("CRA"). The Bank has consistently rated a "Satisfactory" record in meeting its obligations under the CRA. Under applicable federal and state law, the Bank's permissible loans to one borrower are also limited. The Company utilizes internal limits that may be less than or equal to the prevailing legal limits.

NON-PERFORMING ASSETS

      ASSET QUALITY. Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse affect on earnings, while the resolution of those assets requires the use of capital and managerial resources. The Company maintains a conservative philosophy regarding its underwriting guidelines. It also maintains loan monitoring policies and systems that require detailed monthly and quarterly analysis of delinquencies, non-performing loans, non-accrual loans, repossessed and other assets. Reports of such categories are reviewed by management and the Board of Directors.

Deposit Activities

      The Company also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign drafts, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. The Company also offers credit cards and internet banking. Full estate and trust services, insurance and investment advice are offered through a partnership with The Private Bank, Bloomfield Hills, Michigan.

      The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit). The Company solicits these deposits from individuals, businesses, foundations and governmental authorities. Substantially all of the Company's deposits are from local market areas surrounding each of its offices. The Company traditionally has not sought brokered deposits and does not intend to do so in the foreseeable future.

Investment Portfolio and Activities

      The Company's investment portfolio has several objectives. A key objective is to provide a balance in the Company's asset mix of loans and investments consistent with its liability structure, and to assist in management of interest rate risk. The investments augment the Company's capital position in the risk based capital formula, providing necessary liquidity to meet fluctuations in credit demands of the community and fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds, and a reasonable allowance for control of tax liabilities. Finally, the investment portfolio is designed to provide income for the Company. In view of the above objectives, the portfolio is treated conservatively by management, and only securities that pass conservative investment criteria are purchased. The Company does not engage in any derivatives trading. The portfolio will commonly fluctuate between 10% and 30% of the Company's assets. All of the Company's investment securities are classified as available for sale.

Borrowings

      From time to time, the Company obtains advances from the FHLB of Indianapolis. Each borrowing is at separate terms including interest rate and month until repayment. The Company can vary these terms depending on the specific liquidity and rate mix objective that management is trying to meet at the time of the borrowing. Objectives can change at various points in time depending on market conditions and loan funding needs.

      The Company also purchases federal funds from various other financial institutions in order to satisfy overnight liquidity needs. Federal funds purchases are renewable on a daily basis and are generally subject to interest rates established by the Federal Reserve Bank.

Additional Activities

      The Company provides its commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. The Private Bank, Bloomfield Hills, Michigan provides estate and trust services, investments, insurance and advice to our customers through a partnership with the Company.

MARKET AREA AND COMPETITION

      The primary service area of the Company consists of southern Oakland County, southern Macomb County and those portions of Wayne County that surround and include the cities of Grosse Pointe and Hamtramck.

      The Company operates in a highly competitive industry. The Company's main competition comes from other commercial banks, savings and loan associations, credit unions, brokerage firms, insurance companies, finance companies, mortgage companies and a host of other financial service providers.

      The Company generally competes with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which these services are delivered. The Company encounters strong competition from most of the financial institutions in the Company's extended market area.

SUPERVISION AND REGULATION

GENERAL

      Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Division of Financial Institutions (the "DFI") of the Michigan Office of Financial and Insurance Services, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

      Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

      The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

THE COMPANY

      GENERAL. The Company, as the sole stockholder of the Bank is a bank holding company. As a bank holding company, the Company, is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiaries in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

      A bank holding company is a legal entity separate and distinct from its subsidiary banks. Normally, the major source of a holding company's revenue is dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

      INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

      The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

      In November, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted to bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

      The GLB Act specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking or managing or controlling banks, as to be a proper incident thereto.

      The GLB Act changed federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also established a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively.

      Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

      REGULATORY CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, which are substantially similar to those of the FDIC for the Bank. See "Supervision and Regulation - The Bank - Regulatory Capital Requirements" for a discussion of the risk-based framework for the assessment of capital adequacy and components of Tier 1 and Tier 2 capital. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

      The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.

      The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios well above the minimum levels.

      As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements with a ratio of Tier 1 capital to risk-weighted assets of 12.02%, a ratio of total capital to risk-weighted assets of 13.27%, and a leverage ratio of 9.13%.

      DIVIDENDS. The Michigan Business Corporation Act prohibits the Company from paying dividends or making other distributions to shareholders, if after giving effect to the dividend or other distribution, the Company would not be able to pay its debts as they become due in the usual course of business or if the Company's assets would be less than the sum of its total liabilities plus the amount that would be needed upon dissolution of the

Company to satisfy preferential rights of shareholders whose preferential rights are superior to those receiving the dividend or other distribution.

      Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

      FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

      GENERAL. Peoples State Bank, as a state chartered banking institution, is subject to primary supervision, examination, and regulation by the DFI, and the FDIC. The Bank's activities are governed primarily by Michigan's Banking Code of 1999 (the "Banking Code") and the Federal Deposit Insurance Act ("FDI Act"). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The FDI Act and other federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.

      BRANCHING. State chartered banks have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, unless the DFI objects in writing within 30 days after it receives notice of a bank's intent to establish a branch.

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state can determine if it will permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches.

      LOANS TO ONE BORROWER. Under Michigan law, the Bank's total loans and extensions of credit and leases to one person is limited of 15% of the Bank's capital and surplus, subject to several exceptions. This limit may be increased to 25% of the Bank's capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.

      BROKERED DEPOSITS. Under Michigan law, the Bank may advertise, broker, and conduct other activities to procure and retain deposits. The FDI Act, however, provides for certain restrictions on brokered deposits. In general, well-capitalized banks are not subject to restrictions on accepting, renewing, or rolling over brokered deposits. Adequately-capitalized banks are able to accept, renew or roll over brokered deposits but only (i) if granted a waiver from the FDIC, and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than 75 basis points
(a) the effective yield paid on deposits of comparable size and maturity in such bank's normal market area for deposits accepted in its normal market area, or
(b) the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area. Undercapitalized banks are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the bank's normal market area or in the market area in which such deposits are being solicited.

      ENFORCEMENT. The DFI and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the DFI has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or immanent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.

      The FDIC has similar broad authority, including authority to bring enforcement actions against all "institution-affiliated parties" (including stockholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.

      ASSESSMENTS AND FEES. The Bank pays a supervisory fee to the DFI of not less than $3,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August
15. The DFI imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

      FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. The FHLBs provide a credit reserve for their member institutions. The Bank, as a member of the FHLB-Indianapolis, holds shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home-purchase contracts, and similar obligations, based on the Bank's calendar year-end financial data.

      REGULATORY CAPITAL REQUIREMENTS. The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital ratio, a Tier 1 risk-based capital ratio; and a leverage ratio.

      The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations;
(ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

      Qualifying capital consists of two types of capital components: "core capital elements" (or Tier 1 capital) and "supplementary capital elements" (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of
(i) common shareholders' equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.

      Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.

      The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum of 100 to 200 basis points higher resulting in a minimum leverage capital ratio of not less than 4% for most banks.

      The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

      The following table shows the capital totals and ratios for the Bank as of December 31, 2003 (000s omitted in dollar amounts):

Tier 1 capital                                      $34,743
Total capital                                       $38,540
Tier 1 capital to risk weighted assets                11.42%
Total capital to risk weighted assets                 12.67%
Leverage ratio                                         8.67%

      PROMPT CORRECTIVE REGULATORY ACTION. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.

      A bank generally is considered "adequately capitalized" if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be "undercapitalized." A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be "significantly undercapitalized," and a bank is considered "critically undercapitalized" if its ratio of tangible equity to total assets is equal to or less than 2%.

      Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank's assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      DEPOSIT INSURANCE. The Bank's deposits are insured by the FDIC through the Bank Insurance Fund ("BIF"). As an insured institution, the Bank pays deposit insurance premiums to the FDIC, which are determined in accordance with a risk-based assessment system. Under this system, all insured depository institutions are placed into one of nine categories, and insurance premiums are based upon their capital level and supervisory evaluation. BIF-insured institutions classified as well-capitalized and considered healthy pay the lowest premium (currently 0% of deposits), while BIF-insured institutions that are undercapitalized and of substantial supervisory concern pay the highest premium (currently 0.27% of deposits).

      PAYMENT OF DIVIDENDS BY THE BANK. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank's payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. The FDIC has the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which it considers to be unsafe or unsound.

      Under Michigan law, the payment of dividends is subject to several restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank is required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank's ability to pay dividends.

      INSIDER TRANSACTIONS. Federal laws limit certain transactions between the Bank and its affiliates, including the Company and any nonbank subsidiaries of the Company. Such transactions include loans or extensions of credit by the Bank to the Company, the purchase of assets or securities of the Company, the acceptance of the Company's securities as collateral for loans, and the issuance of a guaranty, acceptance or letter of credit on behalf of the Company. Transactions of this kind are limited to 10% of the Bank's capital and surplus for transactions with one affiliate, and 20% of the Bank's capital and surplus for transactions with all affiliates. Such transactions are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and the Company, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.

      Under FDIC regulations, the Bank's authority to extend credit to executive officers, directors, and principal shareholders of the Bank and the Company is subject to the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.

      Under Michigan law, the Bank may purchase securities or other property from a director, or from an entity of which the director is an officer, manager, director, owner, employee, or agent, only if such purchase (i) is made in the ordinary course of business, (ii) is on terms not less favorable to the Bank than terms offered by others, and (iii) the purchase is authorized by a majority of the board of directors not interested in the sale. The Bank may also sell securities or other property to its directors, subject to the same restrictions (except in the case of a sale by the Bank, the terms may not be more favorable to the director than those offered to others).

      STANDARDS FOR SAFETY AND SOUNDNESS. The FDIC has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.

      REAL ESTATE LENDING STANDARDS. The FDIC and the other federal banking agencies have issued uniform regulations prescribing real estate lending standards. The FDIC regulations require the Bank to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices, appropriate to the Bank's size and the nature and scope of its real estate lending activities. The internal real estate lending standards must also be consistent with FDIC guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65 percent), land development (75 percent), commercial, multi-family, and nonresidential construction (80 percent), improved property (85 percent) and one to four-family residential construction (85 percent). Maximum loan-to-value ratio limits have not been established for owner-occupied one- to-four-family mortgage loans and home equity loans, but such loans with a loan-to-value ratio at origination of 90 percent or greater are to be backed by private mortgage insurance or readily marketable collateral. The Bank is permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations as long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

      FINANCIAL MANAGEMENT REQUIREMENTS. FDIC regulations require banks with $500 million or more in total assets to undergo an annual independent audit, to establish an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures for compliance with laws and regulations relating to safety and soundness. For banks that are subsidiaries of holding companies, the independent audit requirement may be satisfied by an independent audit of the consolidated holding company. The FDIC guidelines and interpretations regarding financial management reiterate the FDIC's belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

      RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

      - for transaction accounts totaling $6.6 million or less, a reserve of 0%; and

      - for transaction accounts in excess of $6.6 million up to and including $45.4 million, a reserve of 3%; and

      - for transaction accounts totaling in excess of $45.4 million, a reserve requirement of $1.164 million plus 10% against that portion of the total transaction accounts greater than $45.4 million.

      The dollar amounts and percentages stated above are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserve is to reduce the Bank's interest-earning assets.

      STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

The GLB Act also authorizes insured state banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated insured depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least "satisfactory" and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank's holding company and its subsidiaries.

EMPLOYEES

      As of December 31, 2003, the Company had 152 full-time employees and 26 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services and a retirement plan.

INCORPORATION OF ADDITIONAL INFORMATION BY REFERENCE

      The following information appearing in the 2003 Annual Report to Shareholders is also incorporated into this Item 1:

"Loan Portfolio Composition" table - discloses distribution of loans of the Bank.

"Loan Maturity" table - discloses maturities of loans.

"Non-Performing Assets" table - discloses the breakdown of non-performing assets by category.

"Allowance for Loan Loss" and "Charge-off/Recovery" tables disclose the allocation of loan loss allowance by category and the breakdown of charge-offs and recoveries.

"Securities Portfolio" table - discloses the distribution of the securities portfolio including book versus fair value comparison.

"Securities Maturity" table - discloses maturities of securities.

"Deposits" and "Time Deposits over $100,000" tables - disclose the distribution of deposits of the Bank and maturities of time deposits over $100,000.

"Borrowings" table - discloses the distribution and maturities of borrowings.

"Consolidated Average Balances/Interest Earned-Paid/Rates 2001-2003" table - presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.

"Rate/Volume Analysis" table - presents changes in the interest income and expense for each major category of interest earning assets and interest bearing liabilities.

Note 1, "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" - discloses information on non-accrual and past-due loans, the Bank's policy on placing loans on non-accrual, and other important accounting policies.

ITEM 2. PROPERTIES

      The Company owns and operates its main office at 9252 Jos. Campau Avenue, Hamtramck, Michigan 48212-3794. In addition the Company operates the following branches, listed in the order in which they were purchased or opened. Whether the branch is owned or leased is also noted.

       COMMON NAME OF OFFICE                          ADDRESS                         OWNED OR LEASED

St. Clair Shores Office               25901 Harper Ave.                                    Leased
                                      St. Clair Shores, MI 48081

Warren Office                         14801 12 Mile Road at Gloede                         Owned
                                      Warren, MI 48093

Warren Office & Loan Center           31130 Ryan Road at 13 Mile Road                      Owned
                                      Warren, MI 48092

Sterling Heights Office               40832 Ryan Road                                      Leased
                                      Sterling Heights, MI 48310

Madison Hgts/12 Dequindre             1800 E. 12 Mile Road                                 Owned
                                      Madison Heights, MI 48071-0485

Madison Hgts/14 John R.               600 E. 14 Mile Road                                  Owned
                                      Madison Heights, MI 48071

Southfield/Evergreen                  25250 Evergreen Road                                 Owned
                                      Southfield, MI 48075

Farmington Hills/Halsted              37386 12 Mile Road                                   Owned
                                      Farmington Hills, MI 48331

Grosse Pointe Woods                   21110 Mack Avenue                                    Leased
                                      Grosse Pointe Woods,  MI 48236

      Universal Mortgage Corporation operates the following offices:

Southfield                          24901 Northwestern Hwy.                                Leased
                                    Suite 214
                                    Southfield, MI 48075

Warren                              12434 12 Mile Road                                     Leased
                                    Suite 101
                                    Warren, MI 48093

      The following are loan production offices of Peoples State Bank/Universal Mortgage Company:

Fenton                              2801 Silver Lake Road                                  Leased
                                    Fenton, MI 48430

Macomb Township                     51170 Romeo Plank Road                                 Leased

ITEM 3. LEGAL PROCEEDINGS

      The Company from time to time is a party to routine litigation incidental to its business. The Company is not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of all executive officers of the Company are listed below:

                                                                                        PRINCIPAL OCCUPATION
             NAME AND AGE                      POSITION WITH THE COMPANY               DURING PAST FIVE YEARS
             ------------                      -------------------------               ----------------------
Robert L. Cole, 62                       President and Chief Executive Officer  President and Chief Executive
                                                                                Officer since 1996.

David A. Wilson, 43                      Senior Vice President and Chief        Senior Vice President and Chief
                                         Financial Officer                      Financial Officer since 1991.

Donald L. Phillippi, 63                  Senior Vice President                  Senior Vice President since 1998;
                                                                                Vice President of Comerica Bank,
                                                                                Detroit, Michigan from 1988 to 1998.

Theodore G. Bangert, 49                  Senior Vice President and Senior       Senior Vice President and Senior
                                         Lending Officer                        Lending Officer since 2001; SVP and
                                                                                Chief Lending Officer at Commercial
                                                                                and Savings Bank, Millersburg, Ohio
                                                                                from 2000 to 2001; SVP and Chief
                                                                                Lending Officer at Cortland Savings
                                                                                and Banking Company, Cortland, Ohio
                                                                                from 1989 to 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Information relating to the market for registrant's common equity, dividends paid and related shareholder matters appears on pages 27 and 39 of the registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to the table captioned "Selected Financial Information" on page 28 of the 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis" on pages 29 through 38 of the 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference to the section captioned "Quantitative and Qualitative Disclosures about Market Risk" on pages 36 and 37 of the 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Audited Consolidated Financial Report contained on pages 1 through 24 of the 2003 Annual Report to Shareholders, together with the related notes and independent auditor's report and the Quarterly Results of Operation on page 27 of the 2003 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the FDIC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. During the quarter ended December 31, 2003, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated by reference to the registrant's 2004 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders to be held April 27, 2004 (the "2004 Proxy Statement"), under the captions "Election of Directors", "Audit Committee Financial Expert", "Code of Ethics", and "Compliance with Section 16", which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's 2004 Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 on page 17 under the caption "Executive Compensation," page 18 under the caption "Director Compensation," page 18 under the caption " Compensation Committee Interlocks and Insider Participation," and page 18 under the caption "Employment Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated by reference to pages 15 and 16 of the registrant's 2004 Proxy Statement under the captions "Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholders Holding 5% or More."

      The following table shows the Company's shareholder approved and non-shareholder approved equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

         Plan category          Number of securities to be     Weighted-average        Number of securities
         -------------           issued upon exercise of       exercise price of      remaining available for
                                   outstanding options,      outstanding options,      future issuance under
                                    warrants and rights       warrants and rights    equity compensation plans
                                    -------------------       -------------------    (excluding securities in
                                                                                            column (a))
                                                                                            -----------
 Equity compensation plans
 approved by security holders                  None                    None                    None
                                  --------------------------  ---------------------   -------------------------
 Equity compensation plans
 not approved by security
 holders                                       None                    None                    None
                                  --------------------------  ---------------------   -------------------------
             Total                             None                    None                    None
                                  --------------------------  ---------------------   -------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's 2004 Proxy Statement at page 18 under the caption "Transactions with Certain Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information on pages 8 and 9 of the 2004 Proxy Statement under the caption "Item 2. Approval of Auditors" is incorporated by reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2003. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

      1.    Independent Auditor's Report

      2.    Consolidated Balance Sheets as of December 31, 2003 and 2002

      3. Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2003

      4. Consolidated Statements of Stockholders' Equity for each of the years in the Three-Year Period Ended December 31, 2003

      5. Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2003

      6.    Notes to Consolidated Financial Statements

      (a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

      (a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

NO.                        DESCRIPTION
---                        -----------

3.1      Articles of Incorporation of PSB Group, Inc.*

3.2      Bylaws of PSB Group, Inc.*

4.1      Specimen Certificate of Common Stock*

10.1     Management Continuity Agreement with Robert L. Cole*

10.2     Management Continuity Agreement with Donald R. Phillippi*

10.3     Management Continuity Agreement with Theodore G. Bangert*

10.4     Management Continuity Agreement with David A. Wilson*

11 Computation of Earnings Per Share (filed herewith on page 5 of the 2003 Annual Report to Shareholders including Note 1 thereto)

13       Portions of 2003 Annual Report to Shareholders (filed herewith)

14       Code of Ethics (filed herewith)

21.1     Subsidiaries of Registrant (filed herewith)

         (b)      Reports on Form 8-K.

                  Registrant filed a Form 8-K on November 3, 2003 related to the repurchase of 263,118 shares of the Company's common stock from a former director, Nels Olson II.

                  Registrant filed a Form 8-K on November 4, 2003 to report its financial results for the quarter ended September 30, 2003.

31.1     Certification of Robert L. Cole required by Rule 13a - 14(a)

31.2     Certification of David A. Wilson required by Rule 13a - 14(a)

32.1     Certification of Robert L. Cole required by Rule 13a - 14(b) and
         Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

32.2     Certification of David A. Wilson required by Rule 13a - 14(b) and
         Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

----------
* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLES STATE BANK

Date:    March 29, 2004              By:  /s/Robert L. Cole
                                          -----------------------------------
                                          Robert L. Cole
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/Robert L. Cole                                  Date: March 29, 2004
         -----------------------------------
         Robert L. Cole
         President and Chief Executive Officer
         (Principal Executive Officer and Director)

By:      /s/David A. Wilson                                 Date: March 29, 2004
         -----------------------------------
         David A. Wilson
         Senior Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

By:                                                         Date:
         -----------------------------------
         Dr. James Jacobs
         (Director)

By:      /s/Michael J. Kowalski                             Date  March 29, 2004
         -----------------------------------
         Michael J. Kowalski
         (Director)

By:                                                         Date:
         -----------------------------------
         Craig J. Mancinotti
         (Director)

By:      /s/Longine V. Morawski                             Date: March 29, 2004
         -----------------------------------
         Longine V. Morawski
         (Director)

By:      /s/Sydney L Ross                                   Date: March 29, 2004
         -----------------------------------
         Sydney L. Ross
         (Director)

By:                                                         Date
         -----------------------------------
         Edward H. Turner
         (Director)

By:      /s/David L. Wood                                   Date: March 29, 2004
         -----------------------------------
         David L. Wood
         (Director)

                                 Exhibit Index
                                 -------------

NO.             DESCRIPTION
---             -----------

3.1     Articles of Incorporation of PSB Group, Inc.*

3.2     Bylaws of PSB Group, Inc.*

4.1     Specimen Certificate of Common Stock*

10.1    Management Continuity Agreement with Robert L. Cole*

10.2    Management Continuity Agreement with Donald R. Phillippi*

10.3    Management Continuity Agreement with Theodore G. Bangert*

10.4    Management Continuity Agreement with David A. Wilson*

11 Computation of Earnings Per Share (filed herewith on page 5 of the 2003 Annual Report to Shareholders including Note 1 thereto)

13      Portions of 2003 Annual Report to Shareholders (filed herewith)

14      Code of Ethics (filed herewith)

21.1    Subsidiaries or Registrant (filed herewith)

31.1    Certification of Robert L. Cole required by Rule 13a - 14(a)

31.2    Certification of David A. Wilson required by Rule 13a - 14(a)

32.1 Certification of Robert L. Cole required by Rule 13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

32.2    Certification of David A. Wilson required by Rule 13a - 14(b) and
        Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

----------
* Incorporation by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.