Form 10-Q
period 2004-03-31
PSB GROUP INC
filed 2004-05-13
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2004  Commission File No.:  000-50301


                                 PSB GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  MICHIGAN                              42-1591104
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
                           Yes        X        No
                               --------------     -------------

(2) has been subject to such filing requirements for past 90 days:

                           Yes      X         No
                               -------------     -------------

(3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).:

                           Yes                No     X
                               -------------     -------------

     The Registrant had 2,885,073 shares of Common Stock outstanding as of
                                March 31, 2004.



                                TABLE OF CONTENTS

                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION............................................................................................3

  ITEM 1.  FINANCIAL STATEMENTS...........................................................................................3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION...........................................................................................12

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................15

  ITEM 4. CONTROLS AND PROCEDURES........................................................................................15

PART II. -- OTHER INFORMATION............................................................................................16

  Item 1. Legal Proceedings..............................................................................................16

  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............................16

  Item 3. Defaults Upon Senior Securities................................................................................16

  Item 4. Submission of Matters to a Vote of Security Holders............................................................16

  Item 5. Other Information..............................................................................................16

  Item 6. Exhibits and Reports on Form 8-K...............................................................................16

  SIGNATURES.............................................................................................................17




                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
         Statements contained in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)



                                                      MARCH 31,     DECEMBER 31,
                                                         2004         2003
                                                     -----------    ------------
ASSETS
Cash and cash equivalents                              $  13,701      $  14,308
Securities available for sale                             37,455         47,619
Loans                                                    340,736        326,262
Less allowance for possible loan loss                     (3,612)        (3,887)
                                                       ---------      ---------
Net loans                                                337,124        322,375
Loans held for sale                                        3,798            627
Bank premises and equipment                                9,105          9,213
Accrued interest receivable                                1,627          1,525
Other assets                                               5,193          5,844
                                                       ---------      ---------
Total assets                                           $ 408,003      $ 401,511
                                                       =========      =========
LIABILITIES
Deposits:
Non-interest bearing                                   $  59,057      $  53,412
Interest bearing                                         300,357        297,576
                                                       ---------      ---------
Total deposits                                           359,414        350,988
Federal funds purchased                                       --          2,420
FHLB borrowings                                            5,000          5,000
Accrued taxes, interest and other liabilities              2,213          2,092
                                                       ---------      ---------
Total liabilities                                        366,627        360,500

STOCKHOLDERS' EQUITY
Common stock - no par value - 5,000,000
authorized - 2,885,073 shares issued and
outstanding at March 31, 2004 and December
31, 2003                                                  17,560         17,560
Retained earnings                                         23,471         23,104
Accumulated other comprehensive income                       345            347
                                                       ---------      ---------
Total stockholders' equity                                41,376         41,011
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 408,003      $ 401,511
                                                       =========      =========


                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ------------------------------------
                                                                  2004                 2003
                                                              --------------      ----------------

           INTEREST INCOME:
           Interest and fees on loans                         $       5,016        $        4,911

           SECURITIES:
           Taxable                                                      204                   479
           Tax-exempt                                                   120                   251
           Federal funds sold                                             2                     4
                                                              --------------      ----------------
           TOTAL INTEREST INCOME                                      5,342                 5,645
           INTEREST EXPENSE:
           Deposits                                                   1,293                 1,321
           FHLB & Short-term borrowings                                  62                    65
                                                              --------------      ----------------
           TOTAL INTEREST EXPENSE                                     1,355                 1,386
                                                              --------------      ----------------

           NET INTEREST INCOME                                        3,987                 4,259
           Provision for loan loss                                       90                     -
                                                              --------------      ----------------

           NET INTEREST INCOME AFTER PROVISION FOR LOAN
           LOSSES                                                     3,897                 4,259
           OTHER OPERATING INCOME:
           Service charges on deposit accounts                          551                   572
           Other income                                                 873                   772
                                                              --------------      ----------------

           TOTAL OTHER INCOME                                         1,424                 1,344
           OTHER OPERATING EXPENSE:
           Salaries and employee benefits                             2,254                 2,429
           Occupancy costs                                              774                   723
           Legal and professional                                       326                   294
           Other operating expense                                      758                   709
                                                              --------------      ----------------

           TOTAL OTHER OPERATING EXPENSES                             4,112                 4,155
                                                              --------------      ----------------

           INCOME - BEFORE FEDERAL INCOME TAXES                       1,209                 1,448
           Federal income taxes                                         351                   396
                                                              --------------      ----------------
           NET INCOME                                         $         858       $         1,052
                                                              ==============      ================

           BASIC EARNINGS PER AVERAGE OUTSTANDING SHARE
           OF COMMON STOCK                                    $        0.30       $          0.33
                                                              ==============      ================

           CASH DIVIDEND PER SHARE                            $        0.17       $          0.15
                                                              ==============      ================

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              ------------------------------------
                                                                  2004                 2003
                                                              --------------      ----------------

           Net income                                         $         858       $         1,052

           Other comprehensive income (loss):
           Change in unrealized gain on securities
                available for sale, net of tax                           (2)                 (168)
                                                              --------------      ----------------

           Comprehensive income                               $         856       $           884
                                                              ==============      ================


                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2004
                        (in thousands, except share data)



                                                                                                  Total
                                            Common         Retained        Accumulated         Stockholders'
                                            Stock          Earnings            OCI                Equity
                                          -----------    -------------    --------------      ---------------
Balance - December 31, 2003               $   17,560     $     23,104     $         347       $       41,011

Net income                                         -              858                 -                  858
Change in unrealized gain on
securities available for sale, net
of tax

Cash dividends                                     -             (491)                -                 (491)
                                          -----------    -------------    --------------      ---------------
Balance - March 31, 2004                  $   17,560     $     23,471     $         345       $       41,376
                                          ===========    =============    ==============      ===============


                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)



                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                   2004         2003
                                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                      $  1,853      $    808

CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in securities                                        10,162        10,968
Net increase in loans                                            (14,839)       (6,530)
Net increase in loans held for sale                               (3,171)         (528)
Capital expenditures                                                (127)         (146)
                                                                --------      --------

NET CASH (USED IN) PROVIDED BY INVESTING                          (7,975)        3,764
ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                           8,426         9,051
Net decrease in federal funds purchased                           (2,420)       (9,210)
Cash dividends                                                      (491)         (472)
                                                                --------      --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   5,515          (631)
                                                                --------      --------

NET (DECREASE) INCREASE IN CASH                                     (607)        3,941

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   14,308        14,158
                                                                --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 13,701      $ 18,099
                                                                ========      ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2003 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2004 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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



NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):



                                                                           March 31, 2004
                                                         ------------------------------------------------------
                                                                          Gross         Gross        Estimated
                                                         Amortized      Unrealized    Unrealized      Market
                                                           Cost           Gains         Losses         Value
                                                         ---------     ----------     ----------     ---------
Available-for-sale securities:
     U.S.  treasury  securities  and  obligations of
        U.S. government corporations and agencies        $  20,464     $      179     $       11     $  20,632

     Obligations of state and
        political subdivisions                              13,823            352              5        14,170

     Corporate debt securities                               1,000              9              -         1,009
     Other                                                   1,644              -              -         1,644
                                                         ---------     ----------     ----------     ---------
     Total available-for-sale securities                 $  36,931     $      540     $       16     $  37,455
                                                         =========     ==========     ==========     =========




                                                                               December 31, 2003
                                                      ---------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized         Unrealized          Market
                                                          Cost               Gains             Losses            Value
                                                      --------------     --------------    ---------------    -------------
Available-for-sale securities:
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies                       $ 27,195            $   178             $   14         $ 27,359
      Obligations of state and political
            subdivisions                                     17,274                362                  9           17,627
       Corporate debt securities                              1,000                  9                  -            1,009
       Other                                                  1,624                  -                  -            1,624
                                                      --------------     --------------    ---------------    -------------
        Total available-for-sale securities                $ 47,093            $   549             $   23         $ 47,619
                                                      ==============     ==============    ===============    =============



The amortized cost and estimated market value of securities at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2004, all securities are available for sale (000s omitted).




                                                                    Available for Sale
                                                     -------------------------------------------------
                                                           Amortized                   Market
                                                             Cost                      Value
                                                     ----------------------    -----------------------
Due in one year or less                                        $    12,304                $    12,342
Due in one year through five years                                  15,178                     15,511
Due after five years through ten years                               1,268                      1,318
Due after ten years                                                  1,410                      1,437
                                                     ----------------------    -----------------------
                                                                    30,160                     30,608

Federal agency pools                                                 5,127                      5,203
Other                                                                1,644                      1,644
                                                     ----------------------    -----------------------
                                        Total                  $    36,931                $    37,455
                                                     ======================    =======================




Securities having a carrying value of $3,121,135 (market value of $3,160,938) were pledged at March 31, 2004 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at March 31, 2004 and December 31, 2003 are as follows (dollars in thousands):



                                   MARCH 31,      DECEMBER 31,
                                     2004            2003
                                  ---------       ------------
Mortgages on Real Estate          $261,466          $245,520
Commercial                          54,038            53,725
Consumer                            25,232            27,017
                                  --------          --------
Total                             $340,736          $326,262
                                  ========          ========


The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2004, other real estate owned consisted of one property. Management does not anticipate any material loss as the result of the disposal of this property. The following table summarizes non-performing assets (dollars in thousands):



                                                                   March 31,              December 31,
                                                                     2004                     2003
                                                              --------------------     -------------------
Non-accrual loans                                                         $ 1,222                 $ 1,496
Loans past due 90 or more days                                              1,380                   1,189
Renegotiated loans                                                            777                     808
                                                              --------------------     -------------------
Total non-performing loans                                                  3,379                   3,493
Other real estate owned                                                       219                     969
                                                              --------------------     -------------------
  Total non-performing assets                                             $ 3,598                 $ 4,462
                                                              ====================     ===================


Total non-performing loans to total loans                                   0.99%                   1.07%

Total non-performing assets to total assets                                 0.88%                   1.11%


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):




                                                 MARCH 31,         DECEMBER 31,
                                                   2004               2003
                                                ----------        ------------
Loan loss balance - Beginning of period          $ 3,887           $ 4,632

Provision                                             90                 -
Loan losses                                         (555)           (1,553)
Loan recoveries                                      190               808
                                                 -------           -------

Loan loss balance - End of period                $ 3,612           $ 3,887
                                                 =======           =======



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

PSB Group, Inc. (the "Corporation") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank, Inc. (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank, Inc. stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization.

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 10 banking offices, 4 mortgage offices and two shared loan production offices.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiary, Peoples State Bank, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of and yields earned on loans and investments and the volume of and rates paid on deposits determine net interest income.


FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $6.5 million, or 1.6% to $408 million at March 31, 2004 from $402 million at December 31, 2003. The balance of our investment securities decreased by approximately $10 million to $37.5 million at March 31, 2004 as compared to $47.6 million at December 31, 2003. The proceeds from this run-off, along with an $8 million increase in deposits, were used to increase our loan portfolio by $14 million to $341 million and increase our loans held for sale by $3 million at March 31, 2004 and reduce our federal funds borrowings by $2.4 million.

The allowance for loan losses decreased $275 thousand during the first three months of 2004. As a percentage of total loans, the allowance was reduced to 1.06% at March 31, 2004 from 1.19% at December 31, 2003. Management believes this reserve is sufficient to meet anticipated future loan losses.

Total liabilities increased by $6 million to $367 million at March 31, 2004 from $361 million at December 31, 2003. As mentioned above, this was mainly due to an $8 million, or 2.4% increase in total deposits to $359.4 million at March 31, 2004 from $351 million at December 31, 2003. Approximately $6 million of this increase was in non-interest bearing demand deposits. The increase in deposits was partially offset by a $2.4 million reduction in our Federal Funds borrowings.

FINANCIAL RESULTS

Three Months Ended March 31, 2004
Net income for the three months ended March 31, 2004 was $858 thousand compared to $1.05 million for the same period in 2003. Total interest income decreased $303 thousand in the first quarter 2004 compared to the first quarter 2003. Interest and fees on loans increased $105 thousand in the first quarter 2004 over the same period in 2003. The increase in interest and fees on loans was more than offset by a $406 thousand decrease in interest on securities. This decrease in interest on securities was the result of a $40 million decrease in average investment securities, as some funds were re-deployed to the loan portfolio, as well as a 50 basis point drop in yield, as higher yielding securities matured and were replaced by lower yielding securities. Average loan balances in the first quarter 2004 were approximately $44 million higher than the first quarter 2003. However, the positive impact of the higher balances was almost completely offset by the negative impact of lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans and variable rate loans re-priced downward.

The decrease in interest income was partially offset by a $31 thousand decrease in interest expense in the first quarter 2004 compared to the first quarter 2003. This decrease was due to the lower interest rate environment as average interest bearing deposits actually increased $6 million in the first quarter 2004 as compared to the first quarter 2003.

During the first quarter 2004 there was a $90 thousand provision for loan losses recorded. This compares to no provision recorded in the first quarter 2003.

Total other income was about $80 thousand higher in the first quarter 2004 than the first quarter 2003. A gain on the sale of other real estate accounted for about $60 thousand of this increase. In addition, gains on the sale of mortgages and mortgage servicing rights increased $20 thousand in the same time period. Both of these items are included in other income.

Total other operating expenses decreased $43 thousand during the first quarter 2004 over the same period in 2003. Salaries and benefits decreased about $175 thousand. Approximately $130 thousand of this was due to lower salaries expense which was mainly the result of our workforce reduction in the third quarter of 2003. In addition, accrued bonus expense is about $27 thousand lower in the first quarter 2004 than the first quarter 2003. Occupancy expenses increased $51 thousand, including increased depreciation on equipment upgrades and expenses related to the two loan production offices that were opened in 2003. Legal and professional expenses increased $32 thousand over the first quarter 2003, including increased expenses related to SEC filings. Other operating expenses increased about $49 thousand including a $33 thousand increase in advertising and marketing expenses and a $10 thousand increase in other real estate expenses.


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

During the three months ended March 31, 2004, $10.2 million in cash was provided by run-off of investment securities. This, plus $8.4 million in cash provided through increased deposits was used to pay off $2.4 million in federal funds borrowings and increase our loan portfolio and loans held for sale by $18 million. In addition, we had a net outflow of $127 thousand for capital expenditures and paid $491 thousand in cash dividends during the period. During the three months ended March 31, 2004, we experienced a net decrease of $607 thousand in cash and cash equivalents.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2004:

                  Tier 1 capital                                       $35,650
                  Total capital                                        $39,262
                  Tier 1 capital to risk-weighted assets               11.33%
                  Total capital to risk-weighted assets                12.48%

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2003. Please refer to the Bank's Form 10-K filed on March 30, 2004 for further discussion of our market and interest rate risk.


ITEM 4: CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

         (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2004.

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

         ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                           Exhibit 31.1 Certification of Robert L. Cole required
                                        by Rule 13a - 14(a)

                           Exhibit 31.2 Certification of David A. Wilson
                                        required by Rule 13a - 14(a)

                           Exhibit 32.1 Certification of Robert L. Cole required
                                        by Rule 13a - 14(b) and Section 906 of
                                        the Sarbanes - Oxley Act of 2002, 18
                                        U.S.C. Section 1350

                           Exhibit 32.2 Certification of David A. Wilson
                                        required by Rule 13a - 14(b) and Section
                                        906 of the Sarbanes - Oxley Act of 2002,
                                        18 U.S.C. Section 1350


                  b.  Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K on January 28, 2004, to announce its earnings for the quarter and year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PSB GROUP, INC.



Date:   May 12, 2004              /s/Robert L. Cole
                                  ----------------------------------------------
                                   ROBERT L. COLE
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  May 12, 2004               /s/David A. Wilson
                                  ----------------------------------------------
                                   DAVID A. WILSON
                                   CHIEF FINANCIAL OFFICER

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