Form 10-Q
period 2004-06-30
PSB GROUP INC
filed 2004-08-16
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004     Commission File No.:  000-50301

                                 PSB GROUP, INC.
             (Exact name of registrant as specified in its charter)

               MICHIGAN                              42-1591104
   (State or other jurisdiction of           (I.R.S. Employer I.D. No.)
   incorporation or organization)

           1800 EAST TWELVE MILE ROAD, MADISON HEIGHTS, MICHIGAN 48071
                    (Address of principal executive offices)

                  Registrant's telephone number: (248) 548-2900

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports):
               Yes     [X]           No     [ ]

(2) has been subject to such filing requirements for past 90 days:

               Yes     [X]           No     [ ]

(3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

               Yes     [ ]           No     [X]

      The Registrant had 2,885,073 shares of Common Stock outstanding as of June 30, 2004.

                                TABLE OF CONTENTS

                                                                                                    PAGE
PART I - FINANCIAL INFORMATION...................................................................      3

  ITEM 1. FINANCIAL STATEMENTS...................................................................      3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION...................................................................     12

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................     16

  ITEM 4: CONTROLS AND PROCEDURES................................................................     16

PART II. -- OTHER INFORMATION....................................................................     17

  Item 1. Legal Proceedings......................................................................     17

  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.......     17

  Item 3. Defaults Upon Senior Securities........................................................     17

  Item 4. Submission of Matters to a Vote of Security Holders....................................     17

  Item 5. Other Information......................................................................     18

  Item 6. Exhibits and Reports on Form 8-K.......................................................     18

  SIGNATURES.....................................................................................     19

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

PART I  - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                        (in thousands, except share data)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2004           2003
                                                               ------------   ------------
ASSETS
Cash and cash equivalents                                      $     13,984   $     14,308
Securities available for sale                                        55,133         47,619
Loans                                                               346,014        326,262
Less allowance for possible loan loss                                (3,574)        (3,887)
                                                               ------------   ------------
Net loans                                                           342,440        322,375
Loans held for sale                                                   1,651            627
Bank premises and equipment                                           9,234          9,213
Accrued interest receivable                                           1,699          1,525
Other assets                                                          5,431          5,844
                                                               ------------   ------------
Total assets                                                   $    429,572   $    401,511
                                                               ============   ============
LIABILITIES
Deposits:
Non-interest bearing                                           $     63,598   $     53,412
Interest bearing                                                    302,893        297,576
                                                               ------------   ------------
Total deposits                                                      366,491        350,988
Federal funds purchased                                              14,880          2,420
FHLB borrowings                                                       5,000          5,000
Accrued taxes, interest and other liabilities                         1,786          2,092
                                                               ------------   ------------
Total liabilities                                                   388,157        360,500

SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000 authorized -
2,885,073 shares issued and outstanding at June 30, 2004 and
December 31, 2003                                                    17,560         17,560
Retained earnings                                                    23,940         23,104
Accumulated other comprehensive (loss)/ income                          (85)           347
                                                               ------------   ------------
Total shareholders' equity                                           41,415         41,011
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $    429,572   $    401,511
                                                               ============   ============

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                          JUNE 30,             JUNE 30,
                                                                   --------------------  -----------------
                                                                     2004       2003       2004     2003
                                                                   ---------  ---------  --------  -------
INTEREST INCOME:
Interest and fees on loans                                         $   5,143  $   5,003  $ 10,159  $ 9,914

SECURITIES:
Taxable                                                                  223        385       427      864
Tax-exempt                                                               137        238       257      489
Federal funds sold                                                         -         15         2       19
                                                                   ---------  ---------  --------  -------
TOTAL INTEREST INCOME                                                  5,503      5,641    10,845   11,286

INTEREST EXPENSE:
Deposits                                                               1,270      1,312     2,563    2,633
FHLB & Short-term borrowings                                              91         56       153      121
                                                                   ---------  ---------  --------  -------
TOTAL INTEREST EXPENSE                                                 1,361      1,368     2,716    2,754
                                                                   ---------  ---------  --------  -------
NET INTEREST INCOME                                                    4,142      4,273     8,129    8,532
Provision for loan loss                                                  380          -       470        -
                                                                   ---------  ---------  --------  -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    3,762      4,273     7,659    8,532
OTHER OPERATING INCOME:
Service charges on deposit accounts                                      601        577     1,152    1,149
Other income                                                             725        942     1,598    1,714
                                                                   ---------  ---------  --------  -------
TOTAL OTHER INCOME                                                     1,326      1,519     2,750    2,863

OTHER OPERATING EXPENSE:
Salaries and employee benefits                                         1,866      2,492     4,120    4,921
Occupancy costs                                                          750        652     1,524    1,375
Legal and professional                                                   259        390       585      684
Other operating expense                                                  855        937     1,613    1,646
                                                                   ---------  ---------  --------  -------
TOTAL OTHER OPERATING EXPENSES                                         3,730      4,471     7,842    8,626
                                                                   ---------  ---------  --------  -------
INCOME - BEFORE FEDERAL INCOME TAXES                                   1,358      1,321     2,567    2,769
Federal income taxes                                                     399        358       750      754
                                                                   ---------  ---------  --------  -------
NET INCOME                                                         $     959  $     963  $  1,817  $ 2,015
                                                                   =========  =========  ========  =======
BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING SHARE OF COMMON
STOCK                                                              $     .33  $     .31  $    .63  $   .64
                                                                   =========  =========  ========  =======
DILUTED EARNINGS PER SHARE OF COMMON STOCK                         $     .33  $     .31  $    .63  $   .64
                                                                   =========  =========  ========  =======
CASH DIVIDENDS PER SHARE                                           $     .17  $     .15  $    .34  $   .30
                                                                   =========  =========  ========  =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                         --------------------
                                           2004        2003
                                         ---------   --------
Net income                               $   1,817   $  2,015
Other comprehensive income (loss):
Change in unrealized gain on securities
     available for sale, net of tax           (432)      (117)
                                         ---------   --------
Comprehensive income                     $   1,385   $  1,898
                                         =========   ========

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004
                        (in thousands, except share data)

                                                                                    Total
                                            Common      Retained    Accumulated  Shareholders'
                                            Stock       Earnings        OCI         Equity
                                         ------------  -----------  -----------  -------------
Balance - December 31, 2003              $     17,560  $    23,104  $       347  $      41,011
Net income                                          -        1,817            -          1,817
Change in unrealized gain on securities
available for sale, net of  tax                     -            -         (432)          (432)
Cash dividends                                      -         (981)           -           (981)
                                         ------------  -----------  -----------  -------------
Balance - June 30, 2004                  $     17,560  $    23,940  $       (85) $      41,415
                                         ============  ===========  ===========  =============

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        --------------------------
                                                            2004          2003
                                                        ------------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:    $      2,297   $      (520)

CASH FLOW FROM INVESTING ACTIVITIES:
Net (increase) decrease in securities                         (8,168)       23,443
Net increase in loans                                        (20,155)      (15,742)
Net increase in loans held for sale                           (1,024)       (2,947)
Capital expenditures                                            (256)         (493)
                                                        ------------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (29,603)        4,261

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                      15,503        22,518
Net increase (decrease) in federal funds purchased            12,460        (9,210)
Cash dividends                                                  (981)         (944)
                                                        ------------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              26,982        12,364
                                                        ------------   -----------
NET  (DECREASE) INCREASE IN CASH                                (324)       16,105

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               14,308        14,158
                                                        ------------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $     13,984   $    30,263
                                                        ============   ===========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2003 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2004 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                               June 30, 2004
                                                ---------------------------------------------
                                                             Gross        Gross     Estimated
                                                Amortized  Unrealized   Unrealized    Market
                                                  Cost       Gains        Losses      Value
                                                ---------  ----------   ----------  ---------
Available - for-sale securities:
     U.S. treasury securities and obligations
      of U.S. government corporations
      and agencies                              $  33,861  $       54   $      268  $  33,647
     Obligations of state and political
      subdivisions                                 18,738         225          147     18,816
     Corporate debt securities                      1,000           8            -      1,008
     Other                                          1,662           -            -      1,662
                                                ---------  ----------   ----------  ---------
     Total available-for-sale securities        $  55,261  $      287   $      415  $  55,133
                                                =========  ==========   ==========  =========

                                                                 December 31, 2003
                                                   --------------------------------------------
                                                                Gross       Gross     Estimated
                                                   Amortized  Unrealized  Unrealized    Market
                                                      Cost      Gains       Losses      Value
                                                   ---------  ----------  ----------  ---------
Available-for-sale securities:
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies               $  27,195  $      178  $       14  $  27,359
       Obligations of state and political
           subdivisions                               17,274         362           9     17,627
       Corporate debt securities                       1,000           9           -      1,009
       Other                                           1,624           -           -      1,624
                                                   ---------  ----------  ----------  ---------
       Total available-for-sale securities         $  47,093  $      549  $       23  $  47,619
                                                   =========  ==========  ==========  =========

The amortized cost and estimated market value of securities at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2004, all securities are available for sale (000s omitted).

                                            Available for Sale
                                          -----------------------
                                          Amortized     Market
                                            Cost        Value
                                          ---------  ------------
Due in one year or less                   $  12,154   $    12,100
Due in one year through five years           24,856        25,009
Due after five years through ten years        3,182         3,160
Due after ten years                           4,138         4,059
                                          ---------  ------------
                                             44,330        44,328

Federal agency pools                          9,269         9,143
Other                                         1,662         1,662
                                          ---------  ------------
                Total                     $  55,261  $     55,133
                                          =========  ============

Securities having a carrying value of $2,101,808 (market value of $2,096,250) were pledged at June 30, 2004 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at June 30, 2004 and December 31, 2003 are as follows (dollars in thousands):

                           JUNE 30,    DECEMBER 31,
                             2004         2003
                          ----------   ------------
Mortgages on Real Estate  $  272,128   $    245,520
Commercial                    50,502         53,725
Consumer                      23,384         27,017
                          ----------   ------------
Total                     $  346,014   $    326,262
                          ==========   ============

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2004, other real estate owned consisted of three properties. Management does not anticipate any material loss as the result of the disposal of these properties. The following table summarizes non-performing assets (dollars in thousands):

                                               June 30,        December 31,
                                                 2004              2003
                                             ------------    ---------------
Non-accrual loans                            $      3,082    $         1,496
Loans past due 90 or more days                        608              1,189
Renegotiated loans                                    658                808
                                             ------------    ---------------
Total non-performing loans                          4,348              3,493
Other real estate owned                               329                969
                                             ------------    ---------------
 Total non-performing assets                 $      4,677    $         4,462
                                             ============    ===============

Total non-performing loans to total loans            1.26%              1.07%

Total non-performing assets to total assets          1.09%              1.11%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                               JUNE 30,      DECEMBER 31,
                                                 2004            2003
                                             ------------    -------------
Loan loss balance - Beginning of period      $      3,887    $       4,632

Provision                                             470                -
Loan losses                                        (1,095)          (1,553)
Loan recoveries                                       312              808
                                             ------------    -------------
Loan loss balance - End of period            $      3,574    $       3,887
                                             ============    =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank, Inc. (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its shareholders. Pursuant to the reorganization, each share of Peoples State Bank, Inc. stock held by existing shareholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization.

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

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $28 million, or 7% to $430 million at June 30, 2004 from $402 million at December 31, 2003. The balance of our investment securities increased by approximately $7.5 million to $55.1 million at June 30, 2004 as compared to $47.6 million at December 31, 2003. Our loan portfolio increased approximately $19.8 million to $346 million at June 30, 2004. This was the result of a $26.6 million increase in loans secured by real estate, partially offset by a $3.2 million decrease in other commercial loans and a $3.6 million decrease in other consumer loans. Loans held for sale increased by over $1 million to $1.7 million at June 30, 2004. Other assets decreased approximately $413 thousand at June 30, 2004. This was primarily the result of a $640 thousand decrease in other real estate.

The allowance for loan losses decreased $313 thousand during the first six months of 2004. As a percentage of total loans, the allowance decreased to 1.03% at June 30, 2004 from 1.19% at December 31, 2003. Management believes this reserve is sufficient to meet anticipated future loan losses.

Total liabilities increased $27.7 million to $388 million at June 30, 2004 from $361 million at December 31, 2003. This was mainly due to a $15.5 million, or 4.4% increase in total deposits to $366.5 million at June 30, 2004 from $351 million at December 31, 2003. Approximately $10.2 million of this increase was in non-interest bearing demand deposits. The increase in deposits was supplemented with a $12.5 million increase in our Federal Funds borrowings in funding our $28 million increase in assets.

FINANCIAL RESULTS

Three Months Ended June 30, 2004

Net income for the three months ended June 30, 2004 was $959 thousand compared to $963 thousand for the same period in 2003. Total interest income decreased $138 thousand in the second quarter 2004 compared to the second quarter 2003. Interest and fees on loans increased $140 thousand in the second quarter 2004 over the same period in 2003. The increase in interest and fees on loans was more than offset by a $278 thousand decrease in interest on securities and federal funds sold. This decrease in interest on securities and federal funds sold was the result of a $30.6 million decrease in average investment securities, as some funds were re-deployed to the loan portfolio, as well as a 19 basis point drop in yield, as higher yielding securities matured and were replaced by lower yielding securities. Average loan balances in the second quarter 2004 were approximately $53 million higher than the second quarter 2003. However, the positive impact of the higher balances was largely offset by the negative impact of lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans.

Interest expense remained relatively flat in the second quarter 2004 as compared to the same period in 2003. Average interest bearing deposits increased by about $7 million but lower rates resulted in a $42 thousand decrease in interest expense on deposits. An $11 million increase in average federal funds borrowings resulted in a $35 thousand increase in interest expense on short-term borrowings over the second quarter 2003.

During the second quarter 2004 there was a $380 thousand provision for loan losses recorded. This compares to no provision recorded in the first quarter 2003.

Total other income was about $193 thousand lower in the second quarter 2004 than the second quarter 2003. Gains on the sale of mortgages and mortgage servicing rights, included in other income, decreased $214 thousand in the second quarter 2004 as compared to the second quarter 2003. This was partially offset by a $24 thousand increase in service charges on deposit accounts.

Total other operating expenses decreased $741 thousand in the second quarter 2004 over the same period in 2003. Salaries and benefits decreased about $626 thousand. Approximately $355 thousand of this decrease was due to a bonus accrual adjustment and $216 thousand was due to lower salaries and benefits expenses, most of which is attributable to our workforce reduction in the third quarter of 2003. Occupancy expenses increased $98 thousand in the second quarter of 2004 over the same period in 2003. This included increased depreciation on equipment upgrades and expenses related to the two new loan production offices that were opened in 2003. Legal and professional fees were $131 thousand lower in the second quarter 2004 than the second quarter 2003, including a $72 thousand drop in consulting fees and a $45 thousand drop in legal fees. Other operating expenses in the second quarter 2004 were $82 thousand less than the second quarter 2003.

Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2004 was $1.817 million compared to $2.015 million for the same period in 2003. Total interest income decreased $441 thousand in the first six months of 2004 compared to the first six months of 2003. Interest and fees on loans increased $245 thousand. Year to date average loan balances increased $48.7 million over the 2003 averages, however, the positive impact of the higher average loan balances was largely offset by lower loan yields, as higher yielding loans matured and were replaced by lower yielding loans. The increased interest income on loans was more than offset by a $686 thousand decrease in interest income on investment securities. This decrease was primarily due to the fact that our average investment in securities and fed funds was $35 million lower in the first six months of 2004 than the first six months of 2003, as funds were re-deployed to the higher yielding loan portfolio.

Total interest expense decreased $38 thousand in the first six months of 2004 compared to the first six months of 2003. Average interest bearing deposits increased approximately $6 million over the 2003 average balances, but this was more than offset by lower interest rates, as total interest on deposits dropped $70 thousand below the 2003 level. Interest expense on FHLB and short-term borrowings increased $32 thousand over the 2003 level due to a $5 million increase in average fed funds borrowings.

During the first six months of 2004 we recorded a $470 thousand provision for loan losses compared to no provision in the first six months of 2003.

Total other income was about $113 thousand lower in the first half of 2004 than the first half of 2003. Deposit service charges remained relatively consistent between the two periods. Other non-interest income dropped $116 thousand, comparing the first half of 2004 to the first half of 2003. This included a $107 thousand drop in the gain on the sale of mortgages and mortgage servicing rights. Also included in the drop in other non-interest income is a $48 thousand decrease in earnings from PSB Title Agency, offset by a $59 thousand increase in the gain on the sale of other real estate.

Total operating expenses decreased $784 thousand in the first six months of 2004 compared to the first six months of 2003. Total salary and benefits expense dropped $801 thousand. This includes a $382 thousand reduction in accrued bonuses and a $386 thousand reduction salaries and benefits, most of which is the result of our workforce reduction in the third quarter of 2003. Occupancy costs increased $149 thousand over the 2003 level. This includes additional depreciation and amortization expenses related to equipment and software upgrades, as well as additional rent and other expenses related to the two new loan production offices that were opened in 2003. Year-to-date legal and professional fees expense is $99 thousand below the 2003 level, including a $120 thousand drop in professional consulting fees, partially offset by a slight increase in legal fees. Other operation expenses were reduced $33 thousand from period to period.

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

During the six months ended June 30, 2004, $2.3 million in cash was provided by operations. This, plus $15.5 million in cash provided through increased deposits and $12.3 million from increased fed funds borrowings, was used to increase our loan portfolio and loans held for sale by $20.8 million and our securities portfolio by $7.5 million. In addition, we had a net outflow of $256 thousand for capital expenditures and paid $981 thousand in cash dividends during the period. During the six months ended June 30, 2004, we experienced a net decrease of $324 thousand in cash and cash equivalents.

OFF BALANCE SHEET OBLIGATIONS

The only material off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2004, the Company had commitments to extend credit of $32.8 million and stand-by letters of credit of $2.2 million.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2004:

Tier 1 capital                                            $36,651
Total capital                                             $40,225
Tier 1 capital to risk-weighted assets                      11.29%
Total capital to risk-weighted assets                       12.39%

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2003. Please refer to the Company's Form 10-K filed on March 30, 2004 for further discussion of our market and interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2004.

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

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            a. The Annual Meeting of Shareholders was held on April 27, 2004.

            b. At that meeting, the shareholders approved the following matters:

            PROPOSAL 1: ELECTION OF DIRECTORS

            That David L. Wood be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2007.

                  For - 2,198,505
                  Withheld - 319,101

            PROPOSAL 2: RATIFY THE SELECTION OF INDEPENDENT AUDITORS

            To ratify the selection of Plante & Moran, PLLC as the independent auditors of PSB Group, Inc. for the year 2004.

                  For - 2,382,958
                  Against - 93,190
                  Abstain - 41,458

            PROPOSAL 3: APPROVAL OF THE PSB GROUP, INC. 2004 STOCK COMPENSATION PLAN

            That the PSB Group, Inc. 2004 Stock Compensation Plan as adopted by the Board of Directors on February 26, 2004 hereby is adopted and approved.

                  For - 1,876,513
                  Against - 117,734
                  Abstain - 312,879

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

                  Exhibit 31.1 Certification of Robert L. Cole required by Rule
                               13a - 14(a)

                  Exhibit 31.2 Certification of David A. Wilson required by Rule
                               13a - 14(a)

                  Exhibit 32.1 Certification of Robert L. Cole required by Rule
                               13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

                  Exhibit 32.2 Certification of David A. Wilson required by Rule
                               13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

                  Exhibit 99.1 PSB Group, Inc. 2004 Stock Compensation Plan
                              (Incorporated by reference from Proxy Statement for 2004 annual meeting of shareholders)

            b. Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 12, 2004, to announce its earnings for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PSB GROUP, INC.

Date: August 16, 2004                   /s/ Robert L. Cole
                                    --------------------------------------------
                                    ROBERT L. COLE
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 16, 2004                   /s/ David A. Wilson
                                    --------------------------------------------
                                    DAVID A. WILSON
                                    CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit 31.1 Certification of Robert L. Cole required by Rule 13a - 14(a)

Exhibit 31.2 Certification of David A. Wilson required by Rule 13a - 14(a)

Exhibit 32.1 Certification of Robert L. Cole required by Rule 13a - 14(b) and
             Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2 Certification of David A. Wilson required by Rule 13a - 14(b) and
             Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 99.1 PSB Group, Inc. 2004 Stock Compensation Plan (Incorporated by
             reference from Proxy Statement for 2004 annual meeting of shareholders)