Form 10-Q
period 2004-09-30
PSB GROUP INC
filed 2004-11-12
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                  Commission File No.:  000-50301
     September 30, 2004

                                 PSB GROUP, INC.
             (Exact name of registrant as specified in its charter)


                MICHIGAN                                42-1591104
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

             The Registrant had 2,885,073 shares of Common Stock outstanding as of September 30, 2004.

                                TABLE OF CONTENTS

                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION............................................................................................3

  ITEM 1. FINANCIAL STATEMENTS............................................................................................3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION...........................................................................................12

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................16

  ITEM 4: CONTROLS AND PROCEDURES........................................................................................17

PART II. -- OTHER INFORMATION............................................................................................18

  Item 1. Legal Proceedings..............................................................................................18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....................................................18

  Item 3. Defaults Upon Senior Securities................................................................................18

  Item 4. Submission of Matters to a Vote of Security Holders............................................................18

  Item 5. Other Information..............................................................................................18

  Item 6. Exhibits.......................................................................................................18

  SIGNATURES.............................................................................................................19



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

PART I --FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                  2004                   2003
                                                           -----------------   ----------------------
           ASSETS
           Cash and cash equivalents                       $          26,399   $               14,308
           Securities available for sale                              60,579                   47,619
           Loans                                                     339,354                  326,262
           Less allowance for possible loan loss                     (3,322)                  (3,887)
                                                             ----------------     --------------------
           Net loans                                                 336,032                  322,375
           Loans held for sale                                         3,584                      627
           Bank premises and equipment                                 9,746                    9,213
           Accrued interest receivable                                 1,741                    1,525
           Other assets                                                5,187                    5,844
                                                             ----------------     --------------------
           Total assets                                    $         443,268   $              401,511
                                                             ================     ====================
           LIABILITIES
           Deposits:
           Non-interest bearing                            $          61,422   $               53,412
           Interest bearing                                          331,960                  297,576
                                                             ----------------     --------------------
           Total deposits                                            393,382                  350,988
           Federal funds purchased                                         -                    2,420
           FHLB borrowings                                             5,000                    5,000
           Accrued taxes, interest and other liabilities               2,317                    2,092
                                                             ----------------     --------------------
           Total liabilities                                         400,699                  360,500

           SHAREHOLDERS' EQUITY
           Common stock -- no par value -- 5,000,000
           authorized -  2,885,073 shares issued and
           outstanding at September 30, 2004 and
           December 31, 2003                                          17,560                   17,560
           Retained earnings                                          24,665                   23,104
           Accumulated other comprehensive (loss)/ income                344                      347
                                                             ----------------     --------------------
           Total shareholders' equity                                 42,569                   41,011
                                                             ----------------     --------------------
           Total liabilities and stockholders' equity      $         443,268   $              401,511
                                                             ================     ====================

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                     ----------------------------------      -------------------------------
                                                         2004                 2003              2004               2003
                                                     --------------       -------------      ------------      -------------
INTEREST INCOME:
Interest and fees on loans                        $           5,250     $         4,918    $       15,409     $       14,832
SECURITIES:
Taxable                                                         292                 302               719              1,166
Tax-exempt                                                      179                 211               436                700
Federal funds sold                                               14                   8                16                 27
                                                     --------------       -------------      ------------      -------------
 TOTAL INTEREST INCOME                                        5,735               5,439            16,580             16,725
INTEREST EXPENSE:
Deposits                                                      1,351               1,280             3,914              3,913
FHLB & Short-term borrowings                                     74                  60               227                181
                                                     --------------       -------------      ------------      -------------
TOTAL INTEREST EXPENSE                                        1,425               1,340             4,141              4,094
                                                     --------------       -------------      ------------      -------------

NET INTEREST INCOME                                           4,310               4,099            12,439             12,631
Provision for loan loss                                         350                   -               820                  -
                                                     --------------       -------------      ------------      -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                                        3,960               4,099            11,619             12,631
OTHER OPERATING INCOME:
Service charges on deposit accounts                             689                 602             1,841              1,751
Other income                                                    803               1,067             2,401              2,781
                                                     --------------       -------------      ------------      -------------
TOTAL OTHER INCOME                                            1,492               1,669             4,242              4,532
OTHER OPERATING EXPENSE:
Salaries and employee benefits                                1,898               2,436             6,018              7,357
Occupancy costs                                                 781                 699             2,305              2,074
Legal and professional                                          274                 339               859              1,023
Other operating expense                                         774                 848             2,387              2,494
                                                     --------------       -------------      ------------      -------------
TOTAL OTHER OPERATING EXPENSES                                3,727               4,322            11,569             12,948
                                                     --------------       -------------      ------------      -------------

INCOME - BEFORE FEDERAL INCOME TAXES                          1,725               1,446             4,292              4,215
Federal income taxes                                            509                 407             1,259              1,161
                                                     --------------       -------------      ------------      -------------
NET INCOME                                        $           1,216     $         1,039    $        3,033     $        3,054
                                                     ==============       =============      ============      =============

BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING
SHARE OF COMMON STOCK                             $             .42     $           .33    $         1.05     $          .97
                                                     ==============       =============      ============      =============

DILUTED EARNINGS PER SHARE OF COMMON STOCK        $             .42     $           .33    $         1.05     $          .97
                                                     ==============       =============      ============      =============

CASH DIVIDENDS PER SHARE                          $             .17     $           .17    $          .51     $          .47
                                                     ==============       =============      ============      =============

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                           ---------------------------------------

                                                                  2004                 2003
                                                              --------------      ----------------
           Net income                                      $          3,033    $            3,054

           Other comprehensive income (loss):
           Change in unrealized gain on securities
                available for sale, net of tax                          (3)                 (327)
                                                              --------------      ----------------

           Comprehensive income                            $          3,030    $            2,727
                                                              ==============      ================

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (in thousands, except share data)


                                                                                                  Total
                                            Common         Retained        Accumulated         Shareholders'
                                             Stock         Earnings            OCI                Equity
                                          -----------    -------------    --------------      ---------------
Balance -- December 31, 2003           $      17,560  $        23,104  $            347    $          41,011

Net income                                         -            3,033                 -                3,033

Change in unrealized gain on                       -                -               (3)                  (3)
securities available for sale, net
of  tax

Cash dividends                                     -          (1,472)                 -              (1,472)
                                          -----------    -------------    --------------      ---------------
Balance -- September 30, 2004          $      17,560  $        24,665  $            344    $          42,569
                                          ===========    =============    ==============      ===============

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          ------------------------------------
                                                                                2004               2003
                                                                          ------------------  ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES:                      $            5,228  $          2,702

         CASH FLOW FROM INVESTING ACTIVITIES:
         Net (increase) decrease in securities                                     (12,963)            22,097
         Net increase in loans                                                     (14,477)          (27,920)
         Net (increase) decrease in loans held for sale
                                                                                    (2,957)                 5
         Capital expenditures                                                       (1,242)             (442)
                                                                          ------------------  ----------------

         NET CASH USED IN INVESTING ACTIVITIES                                     (31,639)           (6,260)

         CASH FLOW FROM FINANCING ACTIVITIES:
         Net increase in deposits                                                    42,394             8,717
         Net decrease in federal funds purchased                                    (2,420)           (3,935)
         Cash dividends                                                             (1,472)           (1,479)
                                                                          ------------------  ----------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                   38,502             3,303
                                                                          ------------------  ----------------

         NET  INCREASE (DECREASE) IN CASH                                            12,091             (255)

         CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                            14,308            14,158
                                                                          ------------------  ----------------

         CASH AND CASH EQUIVALENTS - END OF PERIOD                       $           26,399  $         13,903
                                                                          ==================  ================

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2003 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2004 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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



NOTE 2 -- SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                               September 30, 2004
                                                      ---------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                          Amortized         Unrealized         Unrealized       Market
                                                          Cost               Gains             Losses            Value
                                                      --------------     --------------    ---------------    -------------
Available--for-sale securities:
     U.S. treasury securities and obligations of
        U.S. government corporations
        and agencies                                       $ 36,901            $   167             $   32         $ 37,036
     Obligations of state and political
        subdivisions                                         20,476                379                  -           20,855

     Corporate debt securities                                1,000                  7                  -            1,007
     Other                                                    1,681                  -                  -            1,681
                                                      --------------     --------------    ---------------    -------------

     Total available-for-sale securities                   $ 60,058            $   553             $   32         $ 60,579
                                                      ==============     ==============    ===============    =============

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
                                                      ==============     ==============    ===============    =============


The amortized cost and estimated market value of securities at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2004, all securities are available for sale (000s omitted).

                                                                                        Available for Sale
                                                                          -------------------------------------------------
                                                                                Amortized                   Market
                                                                                  Cost                      Value
                                                                          ----------------------    -----------------------
Due in one year or less                                                             $    16,424                $    16,465
Due in one year through five years                                                       26,064                     26,371
Due after five years through ten years                                                    3,182                      3,250
Due after ten years                                                                       4,137                      4,204
                                                                          ----------------------    -----------------------
                                                                                         49,807                     50,290

Federal agency pools                                                                      8,570                      8,608
Other                                                                                     1,681                      1,681
                                                                          ----------------------    -----------------------
                                        Total                                       $    60,058                $    60,579
                                                                          ======================    =======================



Securities having a carrying value of $2,085,378 (market value of $2,089,375) were pledged at September 30, 2004 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 -- LOANS

Major categories of loans included in the portfolio at September 30, 2004 and December 31, 2003 are as follows (dollars in thousands):

                                                                   SEPTEMBER 30,            DECEMBER 31,
                                                                       2004                     2003
                                                                --------------------   ---------------------
        Mortgages on Real Estate                             $              270,967  $              245,520
        Commercial                                                           47,745                  53,725
        Consumer                                                             20,642                  27,017
                                                                --------------------   ---------------------

        Total                                                $              339,354  $              326,262
                                                                ====================   =====================



The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2004, other real estate owned consisted of four properties. Management does not anticipate any material loss as the result of the disposal of these properties. The following table summarizes non-performing assets (dollars in thousands):

                                                                 September 30,            December 31,
                                                                     2004                     2003
                                                              --------------------     -------------------
Non-accrual loans                                                   $       2,133            $      1,496
Loans past due 90 or more days                                                998                   1,189
Renegotiated loans                                                            606                     808
                                                              --------------------     -------------------
Total non-performing loans                                                  3,737                   3,493
Other real estate owned                                                       155                     969
                                                              --------------------     -------------------
  Total non-performing assets                                       $       3,892            $      4,462
                                                              ====================     ===================


Total non-performing loans to total loans                                   1.10%                   1.07%

Total non-performing assets to total assets                                 0.88%                   1.11%

NOTE 4 -- ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       2004                   2003
                                                                ------------------     ------------------
Loan loss balance -- Beginning of period                      $             3,887    $           $ 4,632

Provision                                                                     820                      -
Loan losses                                                               (1,830)                (1,553)
Loan recoveries                                                               445                    808
                                                                ------------------     ------------------

Loan loss balance -- End of period                            $             3,322    $             3,887
                                                                ==================     ==================



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank, Inc. (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its shareholders. Pursuant to the reorganization, each share of Bank stock held by existing shareholders was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization.

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 10 banking offices, 4 mortgage offices and two shared loan production offices, with two additional banking offices under construction.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiary, Peoples State Bank. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.


FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $41 million, or 10% to $443 million at September 30, 2004 from $402 million at December 31, 2003. The balance of our investment securities increased by approximately $13 million to $60.6 million at September 30, 2004 as compared to $47.6 million at December 31, 2003. Our loan portfolio increased approximately $13.1 million to $339.4 million at September 30, 2004. This was the result of a $25.4 million increase in loans secured by real estate, partially offset by a $6 million decrease in other commercial loans and a $6.4 million decrease in other consumer loans. Loans held for sale increased by $3 million to $3.6 million at September 30, 2004. Other assets decreased approximately $657 thousand at September 30, 2004. This was primarily the result of an $814 thousand decrease in other real estate. The discussion contained in "Note 3 -- Loans" to the Financial Statements contained in this report is hereby incorporated by this reference.

The allowance for loan losses decreased $565 thousand during the first nine months of 2004. As a percentage of total loans, the allowance decreased to 0.98% at September 30, 2004 from 1.19% at December 31, 2003. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussion set forth in "Note 4 -- Allowance for Possible Loan Losses" to the Financial Statements contained in this report is hereby incorporated by this reference.

Total liabilities increased $40.2 million to $401 million at September 30, 2004 from $361 million at December 31, 2003. This was mainly due to a $42.4 million, or 12% increase in total deposits to $393.4 million at September 30, 2004 from $351 million at December 31, 2003. Approximately $8 million of this increase was in non-interest bearing demand deposits.

FINANCIAL RESULTS

Three Months Ended September 30, 2004

Net income for the three months ended September 30, 2004 was $1.2 million compared to $1.0 million for the same period in 2003. Total interest income increased $296 thousand in the third quarter 2004 compared to the third quarter 2003. Interest and fees on loans increased $332 thousand in the third quarter 2004 over the same period in 2003. The increase in interest and fees on loans was partially offset by a $36 thousand decrease in interest on securities and federal funds sold. Average loan balances in the third quarter 2004 were approximately $35 million higher than the third quarter 2003. However, the positive impact of the higher balances was partially offset by the negative impact of lower interest rates, as higher yielding loans matured and were replaced by lower yielding loans.

Interest expense increased $85 thousand in the third quarter 2004 as compared to the same period in 2003. Average interest bearing deposits increased over $16 million, accounting for $71 thousand of the increased interest expense. A $3.6 million increase in average federal funds borrowings accounted for the remainder of the increase.

During the third quarter 2004 there was a $350 thousand provision for loan losses recorded. This compares to no provision recorded in the first quarter 2003.

Total other income was about $177 thousand lower in the third quarter 2004 than the third quarter 2003. Gains on the sale of mortgages and mortgage servicing rights, included in other income, decreased $182 thousand in the third quarter 2004 as compared to the third quarter 2003. Also, there was a $68 thousand recovery of prior period interest income included in Other Income in 2003 but no similar recovery in 2004. The decreases were partially offset by an $87 thousand increase in service charges on deposit accounts.

Total other operating expenses decreased $595 thousand in the third quarter 2004 over the same period in 2003. Salaries and benefits decreased about $538 thousand. Approximately $122 thousand of this decrease was due to reduced bonus accruals and $295 thousand was due to lower salaries and benefits expenses, much of which is attributable to our workforce reduction in the third quarter of 2003. Occupancy expenses increased $82 thousand in the third quarter of 2004 over the same period in 2003. This included increased depreciation on equipment upgrades and expenses related to the two new loan production offices that were opened in 2003. Legal and professional fees were $65 thousand lower in the third quarter 2004 than the third quarter 2003, including a $52 thousand drop in consulting fees and a $20 thousand drop in legal fees. Other operating expenses in the third quarter 2004 were $74 thousand less than the third quarter 2003.

Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2004 was $3.033 million compared to $3.054 million for the same period in 2003. Total interest income decreased $145 thousand in the first nine months of 2004 compared to the first nine months of 2003. Interest and fees on loans increased $577 thousand. Year to date average loan balances increased $40 million over the 2003 averages, however, the positive impact of the higher average loan balances was largely offset by lower loan yields, as higher yielding loans matured and were replaced by lower yielding loans. The increased interest income on loans was more than offset by a $722 thousand decrease in interest income on investment securities. This decrease was primarily due to the fact that our average investment in securities and fed funds was $26 million lower in the first nine months of 2004 than the first nine months of 2003, as funds were re-deployed to the higher yielding loan portfolio.

Total interest expense increased $47 thousand in the first nine months of 2004 compared to the first nine months of 2003. Average interest bearing deposits increased approximately $10 million over the 2003 average balances, but the impact of higher average balances was offset by lower interest rates, as total interest on deposits was flat from period to period. Interest expense on FHLB and short-term borrowings increased $46 thousand over the 2003 level due to a $4 million increase in average fed funds borrowings.

During the first nine months of 2004 we recorded an $820 thousand provision for loan losses compared to no provision in the first nine months of 2003.

Total other income was about $290 thousand lower in the first nine months of 2004 than the first nine months of 2003. Deposit service charges were $90 thousand higher in the first nine months of 2004 due to certain new service charges that were implemented this year. Other non-interest income however, was $380 thousand lower. This included a $289 thousand drop in the gain on the sale of mortgages and mortgage servicing rights that resulted from a drop in refinance activity from the refinance boom period in 2003. Also included in the drop in other non-interest income is an $83 thousand decrease in earnings from PSB Insurance Agency.

Total other operating expenses decreased $1.4 million in the first nine months of 2004 compared to the first nine months of 2003. Total salary and benefits expense dropped $1.3 million. This includes a $504 thousand reduction in accrued bonuses and a $730 thousand reduction salaries and benefits, much of which is the result of our workforce reduction in the third quarter of 2003. Overtime expense was also reduced by $39 thousand. Occupancy costs increased $231 thousand over the 2003 level. This includes additional depreciation and amortization expenses related to equipment and software upgrades, as well as additional rent and other expenses related to the two new loan production offices that were opened in 2003. Year-to-date legal and professional fees expense is $164 thousand below the 2003 level, including a $174 thousand drop in professional consulting fees and a $57 thousand drop in contract labor expense, partially offset by a $62 thousand increase in legal fees. Other operation expenses were reduced $107 thousand from period to period.

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

During the nine months ended September 30, 2004, $5.2 million in cash was provided by operations. This, plus $42.4 million in cash provided through increased deposits, was used to increase our loan portfolio and loans held for sale by $17.4 million and our securities portfolio by $13 million. In addition, we had a net cash outflow of $1.2 million for capital expenditures and paid $1.5 million in cash dividends during the period. During the nine months ended September 30, 2004, we experienced a net increase of $12.1 million in cash and cash equivalents. These funds will be used to take advantage of loan and investment opportunities in the future.

OFF BALANCE SHEET OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2004, the

Company had commitments to extend credit of $30.2 million and stand-by letters of credit of $2.2 million compared with $34.7 million and $2.1 million, respectively, at December 31, 2003.



CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2004:

                  Tier 1 capital                                       $37,398
                  Total capital                                        $40,720
                  Tier 1 capital to risk-weighted assets               11.47%
                  Total capital to risk-weighted assets                12.48%


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To a great extent, the Company's operating strategies focus on asset/liability management. The purpose of its Asset Liability Management Policy is to provide stable net interest income growth while both maintaining adequate liquidity and protecting the Bank's earnings from undue interest rate risk. The Bank follows its Asset/Liability Management Policy for controlling exposure to interest rate risk. The Policy is established by management and approved by the Board of Directors.

The Company's balance sheet consists of investments in interest earning assets (investment securities and loans) that are funded by interest bearing liabilities (deposits and borrowings). These instruments have varying levels of sensitivity to changes in market interest rates which results in interest rate risk. Our policies place strong emphasis on stabilizing net interest margin, with the goal of providing a consistent level of satisfactory earnings.

An interest sensitivity model is the primary tool used in assessing interest rate risk, by estimating the effect that specific upward and downward changes in interest rates would have on pre-tax net interest income. Key assumptions used in this model include prepayment speeds on mortgage related assets; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the model can not precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in other market conditions.

Based on the September 30, 2004 simulation, the Company is in a position to benefit from the rising interest rates that are anticipated. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to increase as interest rates rise.

ITEM 4: CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

         (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2004.

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

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

         ITEM 5. OTHER INFORMATION

                  Not applicable.

         ITEM 6. EXHIBITS

                  a.  Exhibits

                           Exhibit 31.1 Certification of Robert L. Cole required
                                        by Rule 13a -- 14(a)

                           Exhibit 31.2 Certification of David A. Wilson
                                        required by Rule 13a -- 14(a)

                           Exhibit 32.1 Certification of Robert L. Cole required
                                        by Rule 13a -- 14(b) and Section 906 of
                                        the Sarbanes -- Oxley Act of 2002, 18
                                        U.S.C. Section 1350

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


                                    PSB GROUP, INC.



Date:   November 12, 2004           /s/Robert L. Cole
                                    --------------------------------------------
                                    ROBERT L. COLE
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  November 12, 2004            /s/David A. Wilson
                                    --------------------------------------------
                                    DAVID A. WILSON
                                    CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit 31.1 Certification of Robert L. Cole required by Rule 13a -- 14(a)

Exhibit 31.2 Certification of David A. Wilson required by Rule 13a -- 14(a)

Exhibit 32.1 Certification of Robert L. Cole required by Rule 13a -- 14(b)
             and Section 906 of the Sarbanes -- Oxley Act of 2002, 18 U.S.C.
             Section 1350

Exhibit 32.2 Certification of David A. Wilson required by Rule 13a -- 14(b) and
             Section 906 of the Sarbanes -- Oxley Act of 2002, 18 U.S.C. Section 1350