Form 10-K
period 2004-12-31
PSB GROUP INC
filed 2005-03-31
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                         Commission File No. : 000-50301

                                 PSB GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       MICHIGAN                                           42-1591104
-----------------------                        ---------------------------------
(State of Organization)                        (IRS Employer Identification No.)

           1800 EAST TWELVE MILE ROAD, MADISON HEIGHTS, MICHIGAN 48071
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (248) 548-2900
           -----------------------------------------------------------
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

      As of June 30, 2004, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($18.25 per share), was approximately $50,968,472 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates).

      As of March 1, 2005, there were issued and outstanding 2,885,073 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004 (the "Annual Report") (Part II).

2. Portions of Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") (Part III).

                                      INDEX

                                                                                                                    PAGE
PART I...........................................................................................................     3
   Item 1.  Business.............................................................................................     3
   Item 2.  Properties...........................................................................................    14
   Item 3.  Legal Proceedings....................................................................................    16
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................    16
   SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT...............................................    16

PART II..........................................................................................................    16
   Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities....................................................................................    16
   Item 6.  Selected Financial Data..............................................................................    16
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................    17
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................................    17
   Item 8.  Financial Statements and Supplementary Data..........................................................    17
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    17
   Item 9A  Controls and Procedures..............................................................................    17
   Item 9B  Other Information....................................................................................    17

PART III.........................................................................................................    17
   Item 10. Directors and Executive Officers of the Registrant...................................................    17
   Item 11. Executive Compensation...............................................................................    18
   Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......    18
   Item 13. Certain Relationships and Related Transactions.......................................................    18
   Item 14. Principal Accountant Fees and Services...............................................................    18
   Item 15. Exhibits and Financial Statement Schedules...........................................................    19
   SIGNATURES....................................................................................................    21

                                     PART I

ITEM 1.  BUSINESS

      PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization. In October, 2004, the Company formed a new subsidiary, PSB Capital, Inc. Through December 31, 2004, there had been no business conducted by PSB Capital, Inc.

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

      The Bank operated as a unit bank until July 20, 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices: (1) 25901 Harper Avenue, St. Clair Shores, Michigan - December 5, 1994;
(2) 14801 Twelve Mile Road, Warren, Michigan - March 13, 1995; and, (3) 31130 Ryan Road, Warren, Michigan - April 10, 1995. Subsequently, the Sterling Heights office was closed on June 30, 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. On May 15, 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the "Merger"). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison's former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. Effective March 15, 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In June 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. On March 4, 2002 the Bank opened a branch in Grosse Pointe Woods, Michigan. In September, 2003, the Fraser branch was closed with the deposit relationships transferred to another branch. As of December 31, 2004, the newest branch, in Sterling Heights, was completed with a scheduled opening in January 2005.

      As of December 31, 2004, the Company had approximately $461.3 million in total assets, $338.7 million in total loans, $411.1 million in total deposits and $43 million in total shareholder equity.

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

      The commercial loans offered by the Company include (i) commercial real estate loans, (ii) operating lines of credit and other commercial term loans,
(iii) construction loans, and (iv) SBA-guaranteed loans. The Company's commercial real estate loans are used to provide permanent financing for owner-occupied, retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written on a three to five year term, with amortizing periods ranging up to 25 years. Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collections process are also used to minimize any potential losses. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 55% of the Company's portfolio has interest rates that float with a reference rate.

      Real estate loans include residential mortgages for which the Company holds first and second collateral positions in real property. Real estate loans include adjustable and fixed-rate loans secured by first priority liens on one-to four-family residential properties. Residential mortgage products include fixed rate loans, fixed rate balloon loans and adjustable rate mortgages. Terms vary from a seven-year ARM to a one year adjustable with a 30 year amortization. The longest term allowed on a fixed rate loan is 30 years. The Company does not purchase loans but is active in secondary market lending and is also a member of the Federal Home Loan Bank of Indianapolis.

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

Loan Approval

      Individual loan authorities are established by the Company's Board of Directors upon recommendation by the Company's senior lender. In establishing individual authority the experience of the lender is taken into consideration, as well as the type of lending in which the officer is involved. The Officers Loan Committee consists of the President of the Company, the senior lender, other lending officers and credit officers as recommended by the senior lender and approved by the Directors Loan Committee. The Officers Loan Committee has the authority to approve and consummate loans up to $1,000,000. The Directors Loan Committee of the Board of Directors has the authority to approve loans up to $2,000,000. These loans come to the Committee with a review, analysis and recommendation by the lender and the Officers Loan Committee. Loans exceeding $2,000,000 come to the full Board of Directors after review by the Directors Loan Committee with their recommendation and that of the lender. The full Board of Directors reviews, on a monthly basis, all loans approved by the Officers Loan Committee.

      The Company generally requires that loans secured by first mortgages on real estate have loan to value ratios within specified limits, up to 90% for improved property, with the exception of secondary market programs and loans secured by private mortgage insurance which allow loan to value ratios as high as 100%. The Company also makes loans secured by second mortgages on real estate. The Company also offers non-conforming loans with certain restrictions for those customers having a lack of credit history. This product has a maximum portfolio balance of $70,000,000 and is targeted at the market of relocated persons from abroad.

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

MARKET AREA AND COMPETITION

      The primary service area of the Company consists of southern Oakland County, southern Macomb County and those portions of Wayne County that include the city of Detroit and its northern suburbs.

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

      The Company participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act ("CRA"). The Bank has been consistently rated "Satisfactory" in meeting its obligations under the CRA.

THE COMPANY

      GENERAL. The Company, as the sole stockholder of the Bank is a bank holding company. As a bank holding company, the Company, is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiary in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

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

      In 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted to bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is
(i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

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

      As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements with a ratio of Tier 1 capital to risk-weighted assets of 11.54%, a ratio of total capital to risk-weighted assets of 12.54%, and a leverage ratio of 8.62%.

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

      LOANS TO ONE BORROWER. Under Michigan law, the Bank's total loans and extensions of credit and leases to one person is limited to 15% of the Bank's capital and surplus, subject to several exceptions. This limit may be increased to 25% of the Bank's capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.

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

      The following table shows the capital totals and ratios for the Bank as of December 31, 2004 (000s omitted in dollar amounts):

Tier 1 capital                                         $ 38,065
Total capital                                          $ 41,459
Tier 1 capital to risk weighted assets                    11.32%
Total capital to risk weighted assets                     12.33%
Leverage ratio                                             8.46%

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

      INSIDER TRANSACTIONS. Federal laws limit certain transactions between the Bank and its affiliates, including the Company and any non-bank subsidiaries of the Company. Such transactions include loans or extensions of credit by the Bank to the Company, the purchase of assets or securities of the Company, the acceptance of the Company's securities as collateral for loans, and the issuance of a guaranty, acceptance or letter of credit on behalf of the Company. Transactions of this kind are limited to 10% of the Bank's capital and surplus for transactions with one affiliate, and 20% of the Bank's capital and surplus for transactions with all affiliates. Such transactions are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and the Company, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.

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

      RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

      - for transaction accounts totaling $7 million or less, a reserve of 0%; and

      - for transaction accounts in excess of $7 million up to and including $47.6 million, a reserve of 3%; and

      - for transaction accounts totaling in excess of $47.6 million, a reserve requirement of $1.218 million plus 10% against that portion of the total transaction accounts greater than $47.6 million.

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

EMPLOYEES

      As of December 31, 2004, the Company had 158 full-time employees and 28 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services and a retirement plan.

INCORPORATION OF ADDITIONAL INFORMATION BY REFERENCE

      The following information appearing in the 2004 Annual Report to Shareholders is also incorporated into this Item 1:

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

"Consolidated Average Balances/Interest Earned-Paid/Rates 2002-2004" table - presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.

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

  COMMON NAME OF OFFICE                         ADDRESS                               OWNED OR LEASED
St. Clair Shores Office               25901 Harper Ave.                                    Leased
                                      St. Clair Shores, MI 48081

Warren Office                         14801 12 Mile Road at Gloede                         Owned
                                      Warren, MI 48093

Warren Office & Loan Center           31130 Ryan Road at 13 Mile Road                      Owned
                                      Warren, MI 48092

Sterling Heights/Ryan  Road           40832 Ryan Road                                      Leased
                                      Sterling Heights, MI 48310

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

Madison Hgts/14 John R.               600 E. 14 Mile Road                                  Owned
                                      Madison Heights, MI 48071

Southfield/Evergreen                  25250 Evergreen Road                                 Owned
                                      Southfield, MI 48075

Farmington Hills/Halsted              37386 12 Mile Road                                   Owned
                                      Farmington Hills, MI 48331

Grosse Pointe Woods                   21110 Mack Avenue                                    Leased
                                      Grosse Pointe Woods,  MI 48236

Sterling Heights/                     3801 Metropolitan Parkway                            Land - Leased
Metropolitan Parkway                  Sterling Heights, MI  48310                          Building - Owned

         Universal Mortgage Corporation operates the following offices:

Southfield                            24901 Northwestern Hwy.                              Leased
                                      Suite 214
                                      Southfield, MI 48075

Warren                                12434 12 Mile Road                                   Leased
                                      Suite 101
                                      Warren, MI 48093

Clinton Township                      16950 19 Mile Road                                   Leased
                                      Suite 5B
                                      Clinton Township, MI  48038

Troy                                  100 W. Big Beaver                                    Leased
                                      Suite 525
                                      Troy, MI  48084

           The following are loan production offices of Peoples State
                        Bank/Universal Mortgage Company:

Fenton                                2801 Silver Lake Road                                Leased
                                      Fenton, MI 48430

Macomb Township                       51170 Romeo Plank Road                               Leased
                                      Macomb Twp., MI 48042

ITEM 3. LEGAL PROCEEDINGS

      The Company from time to time is a party to routine litigation incidental to its business. The Company is not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

SUPPLEMENTAL INFORMATION-EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of all executive officers of the Company are listed below:

                                                                             PRINCIPAL OCCUPATION
    NAME AND AGE                   POSITION WITH THE COMPANY                 DURING PAST FIVE YEARS
-----------------------      -------------------------------------     ----------------------------------
Robert L. Cole, 63           President and Chief Executive Officer     President and Chief Executive
                                                                       Officer since 1996.

David A. Wilson, 44          Senior Vice President and Chief           Senior Vice President and Chief
                             Financial Officer                         Financial Officer since 1991.

Theodore G. Bangert, 50      Senior Vice President and Senior          Senior Vice President and Senior
                             Lending Officer                           Lending Officer since 2001; SVP and
                                                                       Chief Lending Officer at Commercial
                                                                       and Savings Bank, Millersburg, Ohio
                                                                       from 2000 to 2001; SVP and Chief
                                                                       Lending Officer at Cortland Savings
                                                                       and Banking Company, Cortland, Ohio
                                                                       from 1989 to 1999.

James E. Kujawski, 50        Senior Vice President                     Senior Vice President - Retail
                                                                       Banking since April 2004; Vice
                                                                       President - Retail Banking from 1998
                                                                       - 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Information relating to the market for registrant's common equity, dividends paid and related shareholder matters appears on pages 31 and 44 of the registrant's 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to the table captioned "Selected Financial Information" on page 32 of the 2004 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis" on pages 33 through 43 of the 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference to the section captioned "Quantitative and Qualitative Disclosures about Market Risk" on pages 42 and 43 of the 2004 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Audited Consolidated Financial Report contained on pages 1 through 28 of the 2004 Annual Report to Shareholders, together with the related notes and independent auditor's report and the Quarterly Results of Operation on page 31 of the 2004 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. During the quarter ended December 31, 2004, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated by reference to the registrant's 2005 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders to be held April 26, 2005 (the "2004 Proxy Statement"), under the captions "Election of Directors", "Audit Committee Financial Expert", "Code of Ethics", and "Compliance with Section 16", which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 on page 11 under the caption "Executive Compensation," page 12 under the caption "Director Compensation," page 12 under the caption " Compensation Committee Interlocks and Insider Participation," and page 12 under the caption "Employment Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required under this item is incorporated by reference to pages 9 and 10 of the registrant's 2005 Proxy Statement under the captions "Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholders Holding 5% or More."

      The following table shows the Company's shareholder approved and non-shareholder approved equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of securities
                                                                                      remaining available for
                                Number of securities to be     Weighted-average        future issuance under
                                 issued upon exercise of       exercise price of     equity compensation plans
                                   outstanding options,      outstanding options,    (excluding securities in
       Plan category                warrants and rights      warrants and rights           column (a))
-----------------------------   --------------------------   -------------------     -------------------------
Equity compensation plans
approved by security holders              None                      None                    450,000

Equity compensation plans
not approved by security                  None                      None                    None
holders

            Total                         None                      None                    450,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's 2005 Proxy Statement at page 12 under the caption "Transactions with Certain Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information on pages 8 and 9 of the 2005 Proxy Statement under the caption "Item 2. Approval of Auditors" is incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

      (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2004. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

      1.    Independent Auditor's Report

      2.    Consolidated Balance Sheets as of December 31, 2004 and 2003

      3. Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2004

      4. Consolidated Statements of Stockholders' Equity for each of the years in the Three-Year Period Ended December 31, 2004

      5. Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2004

      6.    Notes to Consolidated Financial Statements

      (a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

      (a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

NO.                                DESCRIPTION
----     ------------------------------------------------------------------
3.1      Articles of Incorporation of PSB Group, Inc.*

3.2      Bylaws of PSB Group, Inc.*

4.1      Specimen Certificate of Common Stock*

10.1     Management Continuity Agreement with Robert L. Cole*

10.2     Management Continuity Agreement with Theodore G. Bangert*

10.3     Management Continuity Agreement with David A. Wilson*

10.4     2004 Stock Compensation Plan**

11       Computation of Earnings Per Share (filed herewith on page 3 of the
         2004 Annual Report to Shareholders including Note 1 thereto)

13       Portions of 2004 Annual Report to Shareholders (filed herewith)

14       Code of Ethics (filed herewith)

21.1     Subsidiaries of Registrant (filed herewith)

23.      Consent of Plante & Moran, PLLC

31.1     Certification of Robert L. Cole required by Rule 13a - 14(a)

--------------
* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

** Incorporated by reference to Registrant's Proxy Statement for the 2004 annual meeting of shareholders.

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

                                           PEOPLES STATE BANK

Date: March 31, 2005                   By: /s/Robert L. Cole
                                           -------------------------------------
                                           Robert L. Cole
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Robert L. Cole                                    Date: March 31, 2005
    -------------------------------------------------
    Robert L. Cole
    President and Chief Executive Officer
    (Principal Executive Officer and Director)

By: /s/David A. Wilson                                   Date: March 31, 2005
    -------------------------------------------------
    David A. Wilson
    Senior Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/Dr. James Jacobs                                  Date: March 31, 2005
    -------------------------------------------------
    Dr. James Jacobs
    (Director)

By: /s/Michael J. Kowalski                               Date: March 31, 2005
    -------------------------------------------------
    Michael J. Kowalski
    (Director)

By: /s/Longine V. Morawski                               Date: March 31, 2005
    -------------------------------------------------
    Longine V. Morawski
    (Director)

By: /s/Sydney L. Ross                                    Date: March 31, 2005
    -------------------------------------------------
    Sydney L. Ross
    (Director)

By: /s/Edward H. Turner                                  Date: March 31, 2005
    -------------------------------------------------
    Edward H. Turner
    (Director)

By: /s/David L. Wood                                     Date: March 31, 2005
    -------------------------------------------------
    David L. Wood
    (Director)

                                INDEX TO EXHIBITS

No.                                  Exhibit
----     -----------------------------------------------------------------------
13       Portions of 2004 Annual Report to Shareholders (filed herewith)

14       Code of Ethics (filed herewith)

21.1     Subsidiaries of Registrant (filed herewith)

23.      Consent of Plante & Moran, PLLC

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