Form 10-Q
period 2005-03-31
PSB GROUP INC
filed 2005-05-16
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005    Commission File No.: 000-50301

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

                 Yes [ ]     No [X]

      The Registrant had 2,885,073 shares of Common Stock outstanding as of March 31, 2005.

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I -- FINANCIAL INFORMATION.................................................       3

  ITEM 1. FINANCIAL STATEMENTS..................................................       3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.................................................      13

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............      16

  ITEM 4: CONTROLS AND PROCEDURES...............................................      17

PART II. -- OTHER INFORMATION...................................................      18

  Item 1. Legal Proceedings.....................................................      18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........      18

  Item 3. Defaults Upon Senior Securities.......................................      18

  Item 4. Submission of Matters to a Vote of Security Holders...................      18

  Item 5. Other Information.....................................................      18

  Item 6. Exhibits..............................................................      18

  SIGNATURES....................................................................      19

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable loan losses. Loan losses are charged against the allowance when management believes loan balances are uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows and an estimate of the value of collateral.

      A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

      ACCOUNTING FOR GOODWILL - Effective January 1, 2002, the Corporation adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changes the Corporation's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. The adoption of SFAS 142 resulted in an increase in net income for 2002 of approximately $164,000 due to a decrease in amortization expense. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor was any impairment loss was recorded in 2003 or 2004.

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                    MARCH 31,      DECEMBER 31,
                                                      2005             2004
                                                  ------------     ------------
ASSETS
Cash and cash equivalents                         $     11,110     $     14,253

Securities available for sale                          106,068           91,125

Loans                                                  341,497          338,674

Less allowance for possible loan loss                   (3,430)          (3,394)
                                                  ------------     ------------
Net loans                                              338,067          335,280

Loans held for sale                                      3,147            2,388

Bank premises and equipment                             11,208           10,618

Accrued interest receivable                              2,228            2,144

Other assets                                             6,080            5,534
                                                  ------------     ------------
Total assets                                      $    477,908     $    461,342
                                                  ============     ============
LIABILITIES
Deposits:
Non-interest bearing                              $     57,751     $     57,479
Interest bearing                                       361,676          353,653
                                                  ------------     ------------
Total deposits                                         419,427          411,132

Federal funds purchased                                  8,725                -
FHLB borrowings                                          5,000            5,000
Accrued taxes, interest and other liabilities            2,092            2,229
                                                  ------------     ------------
Total liabilities                                      435,244          418,361

SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000
authorized - 2,885,073 shares issued and
outstanding at March 31, 2005 and December
31, 2004                                                17,560           17,560
Retained earnings                                       25,698           25,331
Accumulated other comprehensive (loss)/ income            (594)              90
                                                  ------------     ------------
Total shareholders' equity                              42,664           42,981
                                                  ------------     ------------
Total liabilities and stockholders' equity        $    477,908     $    461,342
                                                  ============     ============

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                -------------------------
                                                   2005           2004
                                                ----------     ----------
INTEREST INCOME:
Interest and fees on loans                      $    5,461     $    5,016

SECURITIES:
Taxable                                                631            204
Tax-exempt                                             176            120
Federal funds sold                                      24              2
                                                ----------     ----------
TOTAL INTEREST INCOME                                6,292          5,342
INTEREST EXPENSE:
Deposits                                             1,837          1,293
FHLB & Short-term borrowings                            64             62
                                                ----------     ----------
TOTAL INTEREST EXPENSE                               1,901          1,355
                                                ----------     ----------

NET INTEREST INCOME                                  4,391          3,987
Provision for loan loss                                404             90
                                                ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                               3,987          3,897
OTHER OPERATING INCOME:
Service charges on deposit accounts                    568            551
Other income                                           881            873
                                                ----------     ----------

TOTAL OTHER INCOME                                   1,449          1,424
OTHER OPERATING EXPENSE:
Salaries and employee benefits                       2,248          2,254
Occupancy costs                                        860            774
Legal and professional                                 272            326
Other operating expense                                806            758
                                                ----------     ----------

TOTAL OTHER OPERATING EXPENSES                       4,186          4,112
                                                ----------     ----------

INCOME - BEFORE FEDERAL INCOME TAXES                 1,250          1,209
Federal income taxes                                   363            351
                                                ----------     ----------
NET INCOME                                      $      887     $      858
                                                ==========     ==========

BASIC EARNINGS PER AVERAGE OUTSTANDING SHARE
OF COMMON STOCK                                 $     0.31     $     0.30
                                                ==========     ==========

CASH DIVIDEND PER SHARE                         $     0.18     $     0.17
                                                ==========     ==========

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           ---------------------
                                             2005         2004
                                           --------     --------
Net income                                 $    887     $    858

Other comprehensive income (loss):
Change in unrealized gain on securities
     available for sale, net of tax            (684)          (2)
                                           --------     --------

Comprehensive income                       $    203     $    856
                                           ========     ========

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005
                        (in thousands, except share data)

                                                                                    Total
                                                     Retained     Accumulated   Shareholders'
                                     Common Stock    Earnings        OCI           Equity
                                     ------------   -----------   -----------   -------------
Balance - December 31, 2004          $     17,560   $    25,331   $        90   $      42,981

Net income                                      -           887             -             887

Change in unrealized gain on
securities available for sale, net
of tax                                          -             -          (684)           (684)

Cash dividends                                  -          (520)            -            (520)
                                     ------------   -----------   -----------   -------------
Balance -March 31, 2005              $     17,560   $    25,698   $      (594)  $      42,664
                                     ============   ===========   ===========   =============

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2005           2004
                                                      ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:            $    1,279     $    1,853

CASH FLOW FROM INVESTING ACTIVITIES:
Net (increase) decrease in securities                    (16,068)        10,162
Net increase in loans                                     (3,191)       (14,839)
Net increase in loans held for sale                         (759)        (3,171)
Capital expenditures                                        (904)          (127)
                                                      ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                    (20,922)        (7,975)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                   8,295          8,426
Net increase (decrease) in federal funds purchased         8,725         (2,420)
Cash dividends                                              (520)          (491)
                                                      ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 16,500          5,515
                                                      ----------     ----------

NET DECREASE IN CASH                                      (3,143)          (607)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           14,253         14,308
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $   11,110     $   13,701
                                                      ==========     ==========

PSB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2004 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2005 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                March 31, 2005
                                              -----------------------------------------------
                                                             Gross       Gross      Estimated
                                              Amortized   Unrealized   Unrealized     Market
                                                Cost         Gains       Losses       Value
                                              ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations
      of U.S. government corporations
      and agencies                            $  82,581   $       15   $    1,001   $  81,595
   Obligations of state and political
      subdivisions                               21,670          111           31      21,750
   Corporate debt securities                      1,000            6            -       1,006
   Other                                          1,717            -            -       1,717
                                              ---------   ----------   ----------   ---------
   Total available-for-sale securities        $ 106,968   $      132   $    1,032   $ 106,068
                                              =========   ==========   ==========   =========

                                                             December 31, 2004
                                             -------------------------------------------------
                                                             Gross        Gross      Estimated
                                              Amortized    Unrealized   Unrealized     Market
                                                Cost          Gains       Losses       Value
                                             -----------   ----------   ----------   ---------
Available-for-sale securities:
     U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies           $    68,619   $       54   $      185   $  68,488
     Obligations of state and political
          subdivisions                            19,670          261            1      19,930
     Corporate debt securities                     1,000            8            -       1,008
     Other                                         1,699            -            -       1,699
                                             -----------   ----------   ----------   ---------
      Total available-for-sale securities    $    90,988   $      323   $      186   $  91,125
                                             ===========   ==========   ==========   =========

The amortized cost and estimated market value of securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2005, all securities are available for sale (000s omitted).

                                                       Available for Sale
                                                 ----------------------------
                                                   Amortized        Market
                                                     Cost           Value
                                                 ------------    ------------
Due in one year or less                          $     35,392    $     35,197
Due in one year through five years                     48,458          47,873
Due after five years through ten years                  4,179           4,179
Due after ten years                                     5,268           5,262
                                                 ------------    ------------
                                                       93,297          92,511

Federal agency pools                                   11,954          11,840
Other                                                   1,717           1,717
                                                 ------------    ------------
                                        Total    $    106,968    $    106,068
                                                 ============    ============

Securities having a carrying value of $2,050,228 (market value of $2,033,750) were pledged at March 31, 2005 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at March 31, 2005 and December 31, 2004 are as follows (dollars in thousands):

                              MARCH 31,     DECEMBER 31,
                                2005            2004
                            ------------    ------------
Mortgages on Real Estate    $    281,788    $    272,756
Commercial                        43,575          47,608
Consumer                          16,134          18,310
                            ------------    ------------

Total                       $    341,497    $    338,674
                            ============    ============

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2005, other real estate owned consisted of four properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have decreased $1.5 million, or 41% since December 31, 2004. The following table summarizes non-performing assets (dollars in thousands):

                                                  March 31,      December 31,
                                                    2005             2004
                                                 ----------      ------------
Non-accrual loans                                $    2,026       $    2,297
Loans past due 90 or more days                           86              117
Renegotiated loans                                        -              586
                                                 ----------       ----------
Total non-performing loans                            2,112            3,600
Other real estate owned                                 563              411
                                                 ----------       ----------
  Total non-performing assets                    $    2,675       $    4,011
                                                 ==========       ==========

Total non-performing loans to total loans              0.62%            1.06%

Total non-performing assets to total assets            0.56%            0.87%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                            MARCH 31,    DECEMBER 31,
                                              2005           2004
                                           ----------    ------------
Loan loss balance - Beginning of period    $    3,394    $      3,887

Provision                                         404           1,200
Loan losses                                      (461)         (2,318)
Loan recoveries                                    93             625
                                           ----------    ------------

Loan loss balance - End of period          $    3,430    $      3,394
                                           ==========    ============

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank Inc. (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its shareholders. Pursuant to the reorganization, each share of Bank stock held by existing shareholders was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization.

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices, 4 mortgage offices and two shared loan production offices, with an additional banking office under construction.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc.. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through March 31, 2005, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $16.6 million, or 4% to $478 million at March 31, 2005 from $461 million at December 31, 2004. The balance of our investment securities increased by approximately $15 million to $106.1 million at March 31, 2005 as compared to $91.1 million at December 31, 2004. Our loan portfolio increased approximately $2.8 million to $341.5 million at March 31, 2005. This was the result of a $9 million increase in loans secured by real estate, which includes a $5.2 million purchase of residential mortgages. This increase was partially offset by a $4 million decrease in other commercial loans and a $2.2 million decrease in other consumer loans. Loans held for sale increased by $759 thousand to $3.1 million at March 31, 2005. Other assets increased approximately $1.2 million at March 31, 2005. This was primarily the result of a $590 thousand increase in bank premises and equipment related to our new branch opened in January.

The allowance for loan losses as a percentage of total loans remained at 1.0% at March 31, 2005, the same as December 31, 2004. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussion set forth in "Note 4 - Allowance for Possible Loan Losses" to the Financial Statements contained in this report is hereby incorporated by this reference.

Total liabilities increased $17 million to $435 million at March 31, 2005 from $418 million at December 31, 2004. This was mainly due to an $8.3 million increase in total deposits to $419 million at March 31, 2005 from $411 million at December 31, 2004. During the first quarter of 2005, we increased the balance of our very successful Prime Savings Plus account by $16.9 million. The Prime Savings Plus product is a savings account that offers tiered interest rates that are tied to the Wall Street Journal prime rate. This product has generated $80.9 million in deposits since it was introduced in August 2004. This was partially offset by an $8.1 decrease in interest bearing demand deposits. In addition, to help fund the increase in assets, we increased our federal funds borrowings by $8.7 million.

FINANCIAL RESULTS

Three Months Ended March 31, 2005

Net income for the three months ended March 31, 2005 was $887 thousand compared to $858 thousand for the same period in 2004. Total interest income increased $950 thousand in the first quarter 2005 compared to the first quarter 2004. Interest and fees on loans increased $445 thousand in the first quarter 2005 over the same period in 2004. The increase in interest and fees on loans was due mainly to increased interest rates over the 2004 levels, but also to a $6.5 million increase in average loan balances. Interest income on securities and federal funds sold was $505 thousand higher in the first quarter of 2005 than the same period in 2004. This was mainly due to a $58.2 million increase in average investments securities and federal funds sold over the 2004 levels.

Interest expense increased $546 thousand in the first quarter 2005 as compared to the same period in 2004. Average interest bearing deposits increased over $60.9 million in the first quarter of 2005 over the first quarter of 2004. Our Prime Savings Plus product, a savings account with rates tied to the prime rate, accounted for a $75.5 million increase in average interest bearing balances. This product was introduced in the third quarter of 2004. This increase was partially offset by a $3.6 million decrease in average certificates of deposit and a $14 million decrease in average money market and NOW balances. Higher interest rates in 2005 also contributed to the higher interest expense in the first quarter of 2005.

During the first quarter 2005, there was a $404 thousand provision for loan losses recorded in order to maintain the allowance for possible loan losses at a level that management believes is appropriate in light first quarter net charge-offs and the growth in the loan portfolio . This compares to a $90 thousand provision recorded in the first quarter 2004.

Total other operating income remained relatively stable when comparing the first quarter of 2005 to the first quarter of 2004, increasing $25 thousand.

Total other operating expenses also remained relatively flat between the two periods, increasing only $74 thousand. Occupancy costs increased $86 thousand, most of which was related to the opening of our new branch in January 2005. In addition, we experienced a $28 thousand increased lender paid closing costs related to a new mortgage loan marketing program.

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

During the three months ended March 31, 2005, $1.3 million in cash was provided by operations. This, plus $17 million in cash provided through increased deposits and federal funds borrowings, was used to increase our loan portfolio and loans held for sale by $4 million and our securities portfolio by $16 million. In addition, we had a net cash outflow of $904 thousand for capital expenditures and paid $520 thousand in cash dividends during the period. During the three months ended March 31, 2005, we experienced a net decrease of $3.1 million in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At March 31, 2005, the Company had commitments to extend credit of $58.4 million and stand-by letters of credit of $4.8 million compared with $43.8 million and $4.8 million, respectively, at December 31, 2004.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2005:

Tier 1 capital                             $   38,433
Total capital                              $   41,863
Tier 1 capital to risk-weighted assets          11.20%
Total capital to risk-weighted assets           12.20%

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

Based on the March 31, 2005 simulation, the Company is in a position to benefit from the rising interest rates that are anticipated. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to increase as interest rates rise. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for more detailed information.

ITEM 4: CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2005.

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

                                       PSB GROUP, INC.

Date: May 16, 2005                     /s/ Robert L. Cole
                                       -----------------------------------------
                                       ROBERT L. COLE
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 16, 2005                     /s/ David A. Wilson
                                       -----------------------------------------
                                       DAVID A. WILSON
                                       CHIEF FINANCIAL OFFICER

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