Form 10-Q
period 2005-06-30
PSB GROUP INC
filed 2005-08-15
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005      Commission File No.: 000-50301

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

                               Yes   X   No
                                   -----    -----

(2) has been subject to such filing requirements for past 90 days:

                               Yes   X   No
                                   -----    -----

(3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                               Yes       No   X
                                   -----    -----

     The Registrant had 3,029,152 shares of Common Stock outstanding as of June 30, 2005.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION ..........................................     3

   ITEM 1.   FINANCIAL STATEMENTS .......................................     3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .....................    13

   ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK ....................................................    17

   ITEM 4:   CONTROLS AND PROCEDURES ....................................    18

PART II. -- OTHER INFORMATION ...........................................    19

   Item 1.   Legal Proceedings ..........................................    19

   Item 2.   Unregistered Sales of Equity Securities and
                Use of Proceeds .........................................    19

   Item 3.   Defaults Upon Senior Securities ............................    19

   Item 4.   Submission of Matters to a Vote of Security Holders ........    19

   Item 5.   Other Information ..........................................    20

   Item 6.   Exhibits ...................................................    20

SIGNATURES                                                                   21

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

     ACCOUNTING FOR GOODWILL - Effective January 1, 2002, the Company adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changes the Corporation's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. The adoption of SFAS 142 resulted in an increase in net income for 2002 of approximately $164,000 due to a decrease in amortization expense. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor was any impairment loss was recorded in 2003 or 2004.

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                     JUNE 30,    DECEMBER 31,
                                                       2005          2004
                                                     --------   -------------
ASSETS
Cash and cash equivalents                            $ 11,303     $ 14,253
Securities available for sale                         107,085       91,125
Loans                                                 347,151      338,674
Less allowance for possible loan loss                  (3,675)      (3,394)
                                                     --------     --------
Net loans                                             343,476      335,280
Loans held for sale                                     3,751        2,388
Bank premises and equipment                            11,949       10,618
Accrued interest receivable                             2,409        2,144
Other assets                                            5,846        5,534
                                                     --------     --------
Total assets                                         $485,819     $461,342
                                                     ========     ========
LIABILITIES
Deposits:
Non-interest bearing                                 $ 60,592     $ 57,479
Interest bearing                                      363,021      353,653
                                                     --------     --------
Total deposits                                        423,613      411,132
Federal funds purchased                                11,680           --
FHLB borrowings                                         5,000        5,000
Accrued taxes, interest and other liabilities           1,798        2,229
                                                     --------     --------
Total liabilities                                     442,091      418,361

SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000 authorized
   - 3,029,152 shares issued and outstanding at
   June 30, 2005 and December 31, 2004                 20,406       20,406
Retained earnings                                      23,611       22,485
Accumulated other comprehensive (loss)/ income           (289)          90
                                                     --------     --------
Total shareholders' equity                             43,728       42,981
                                                     --------     --------
Total liabilities and stockholders' equity           $485,819     $461,342
                                                     ========     ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------   -----------------
                                                     2005     2004       2005      2004
                                                    ------   ------    -------   -------
INTEREST INCOME:
Interest and fees on loans                          $5,770   $5,143    $11,231   $10,159
SECURITIES:
Taxable                                                712      223      1,343       427
Tax-exempt                                             195      137        371       257
Federal funds sold                                       3       --         27         2
                                                    ------   ------    -------   -------
TOTAL INTEREST INCOME                                6,680    5,503     12,972    10,845

INTEREST EXPENSE:
Deposits                                             2,097    1,270      3,934     2,563
FHLB & Short-term borrowings                            88       91        152       153
                                                    ------   ------    -------   -------
TOTAL INTEREST EXPENSE                               2,185    1,361      4,086     2,716
                                                    ------   ------    -------   -------

NET INTEREST INCOME                                  4,495    4,142      8,886     8,129
Provision for loan loss                                145      380        549       470
                                                    ------   ------    -------   -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                            4,350    3,762      8,337     7,659
OTHER OPERATING INCOME:
Service charges on deposit accounts                    591      601      1,159     1,152
Other income                                         1,021      725      1,902     1,598
                                                    ------   ------    -------   -------
TOTAL OTHER INCOME                                   1,612    1,326      3,061     2,750

OTHER OPERATING EXPENSE:
Salaries and employee benefits                       2,140    1,866      4,388     4,120
Occupancy costs                                        805      750      1,665     1,524
Legal and professional                                 304      259        576       585
Other operating expense                                871      855      1,677     1,613
                                                    ------   ------    -------   -------
TOTAL OTHER OPERATING EXPENSES                       4,120    3,730      8,306     7,842
                                                    ------   ------    -------   -------

INCOME - BEFORE FEDERAL INCOME TAXES                 1,842    1,358      3,092     2,567
Federal income taxes                                   560      399        923       750
                                                    ------   ------    -------   -------
NET INCOME                                          $1,282   $  959    $ 2,169   $ 1,817
                                                    ======   ======    =======   =======

BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING
   SHARE OF COMMON STOCK                            $  .42   $  .32    $   .72   $   .60
                                                    ======   ======    =======   =======
DILUTED EARNINGS PER SHARE OF COMMON STOCK          $  .42   $  .32    $   .72   $   .60
                                                    ======   ======    =======   =======
CASH DIVIDENDS PER SHARE                            $  .17   $  .16    $   .34   $   .32
                                                    ======   ======    =======   =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                          ---------------
                                           2005     2004
                                          ------   ------
Net income                                $2,169   $1,817
Other comprehensive income (loss):
Change in unrealized gain on securities
   available for sale, net of tax           (379)    (432)
                                          ------   ------
Comprehensive income                      $1,790   $1,385
                                          ======   ======

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2005
                        (in thousands, except share data)

                                                                           Total
                                     Common   Retained   Accumulated   Shareholders'
                                     Stock    Earnings       OCI           Equity
                                    -------   --------   -----------   -------------
Balance - December 31, 2004         $17,560   $25,331       $  90         $42,981
Net income                               --     2,169          --           2,169
Change in unrealized gain on
   securities available for sale,
   net of tax                            --        --        (379)           (379)
Cash dividends                           --    (1,043)         --          (1,043)
Stock dividends                       2,846    (2,846)         --              --
                                    -------   -------       -----         -------
Balance-June 30, 2005               $20,406   $23,611       $(289)        $43,728
                                    =======   =======       =====         =======

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                  -------------------
                                                    2005       2004
                                                  --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        $  2,637   $  2,297

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in securities                         (16,736)    (8,168)
Net increase in loans                               (8,745)   (20,155)
Net increase in loans held for sale                 (1,363)    (1,024)
Capital expenditures                                (1,861)      (256)
                                                  --------   --------
NET CASH USED IN INVESTING ACTIVITIES              (28,705)   (29,603)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                            12,481     15,503
Net increase in federal funds purchased             11,680     12,460
Cash dividends                                      (1,043)      (981)
                                                  --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           23,118     26,982
                                                  --------   --------
NET DECREASE IN CASH                                (2,950)      (324)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     14,253     14,308
                                                  --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD         $ 11,303   $ 13,984
                                                  ========   ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2004 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2005 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                               June 30, 2005
                                              -----------------------------------------------
                                                             Gross        Gross     Estimated
                                              Amortized   Unrealized   Unrealized     Market
                                                 Cost        Gains       Losses       Value
                                              ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations
      of U.S. government corporations
      and agencies                             $ 83,750      $ 12         $639       $ 83,123
   Obligations of state and political
      subdivisions                               21,038       199            4         21,233
   Corporate debt securities                      1,000        --            6            994
   Other                                          1,735        --           --          1,735
                                               --------      ----         ----       --------
   Total available-for-sale securities         $107,523      $211         $649       $107,085
                                               ========      ====         ====       ========

                                                        December 31, 2004
                                         -----------------------------------------------
                                                        Gross        Gross     Estimated
                                         Amortized   Unrealized   Unrealized     Market
                                            Cost        Gains       Losses       Value
                                         ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies           $68,619       $ 54         $185       $68,488
   Obligations of state and political
      subdivisions                         19,670        261            1        19,930
   Corporate debt securities                1,000          8           --         1,008
   Other                                    1,699         --           --         1,699
                                          -------       ----         ----       -------
   Total available-for-sale securities    $90,988       $323         $186       $91,125
                                          =======       ====         ====       =======

The amortized cost and estimated market value of securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2005, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         --------------------
                                         Amortized    Market
                                            Cost       Value
                                         ---------   --------
Due in one year or less                   $ 35,876   $ 35,765
Due in one year through five years          48,369     48,004
Due after five years through ten years       5,274      5,319
Due after ten years                          5,164      5,234
                                          --------   --------
                                            94,683     94,322

Federal agency pools                        11,105     11,028
Other                                        1,735      1,735
                                          --------   --------
   Total                                  $107,523   $107,085
                                          ========   ========

Securities having a carrying value of $2,032,542 (market value of $2,021,875) were pledged at June 30, 2005 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at June 30, 2005 and December 31, 2004 are as follows (dollars in thousands):

                           JUNE 30,   DECEMBER 31,
                             2005         2004
                           --------   ------------
Mortgages on Real Estate   $288,578     $272,756
Commercial                   43,143       47,608
Consumer                     15,430       18,310
                           --------     --------
Total                      $347,151     $338,674
                           ========     ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2005, other real estate owned consisted of three properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have decreased $816 thousand, or 23% since December 31, 2004. The following table summarizes non-performing assets (dollars in thousands):

                                              June 30,   December 31,
                                                2005         2004
                                              --------   ------------
Non-accrual loans                              $1,728       $2,297
Loans past due 90 or more days                    504          717
Renegotiated loans
                                                  552          586
                                               ------       ------
Total non-performing loans                      2,784        3,600
Other real estate owned                           460          411
                                               ------       ------
   Total non-performing assets                 $3,244       $4,011
                                               ======       ======

Total non-performing loans to total loans        0.80%        1.06%
Total non-performing assets to total assets      0.67%        0.87%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                          JUNE 30,   DECEMBER 31,
                                            2005         2004
                                          --------   ------------
Loan loss balance - Beginning of period    $3,394      $ 3,887
Provision                                     549        1,200
Loan losses                                  (694)      (2,318)
Loan recoveries                               426          625
                                           ------      -------
Loan loss balance - End of period          $3,675      $ 3,394
                                           ======      =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its shareholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing shareholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization.

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices, 6 mortgage offices and two shared loan production offices, with an additional banking office under construction in Fenton, Michigan.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through June 30, 2005, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of and yields earned on loans and investments and the volume of and rates paid on deposits determine net interest income.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $24 million, or 5% to $486 million at June 30, 2005 from $461 million at December 31, 2004. The balance of our investment securities increased by approximately $16 million to $107.1 million at June 30, 2005 as compared to $91.1 million at December 31, 2004. Our loan portfolio increased approximately $8.5 million to $347.2 million at June 30, 2005. This was the result of a $13.2 million increase in commercial loans, partially offset by a $2.8 million decrease in residential mortgages and a $1.9 million decrease in other consumer loans. Loans held for sale increased by over $1 million to $3.8 million at June 30, 2005. Other assets increased approximately $1.9 million at June 30, 2005. This was primarily the result of a $1.3 million increase in fixed assets, mostly related to our new branches.

The allowance for loan losses increased $281 thousand during the first six months of 2005. As a percentage of total loans, the allowance increased to 1.06% at June 30, 2005 from 1.00% at December 31, 2004. Management believes this reserve is sufficient to meet anticipated future loan losses.

Total liabilities increased $23.7 million to $442 million at June 30, 2005 from $418 million at December 31, 2004. This was mainly due to a $12.5 million, or 3.0% increase in total deposits to $423.6 million at June 30, 2005 from $411 million at December 31, 2004. Approximately $3.1 million of this increase was in non-interest bearing demand deposits. The bulk of the increase, $27.6 million, was the result of our very successful Prime Savings Plus product, a savings account with tiered interest rates tied to the Wall street Journal prime rate. CD balances increased approximately $4.1 million from December 31, 2004 to June 30, 2005. The increases were partially offset by a $15.9 million drop in Money Market balances, a $5.2 million drop in NOW balances and a $1.2 million drop in other savings balances. The increase in deposits was supplemented with an $11.7 million increase in our Federal Funds borrowings in funding our $24 million increase in total assets.

FINANCIAL RESULTS

Three Months Ended June 30, 2005

Net income for the three months ended June 30, 2005 was $1.3 million compared to $959 thousand for the same period in 2004. Total interest income increased $1.2 million in the second quarter 2005 compared to the second quarter 2004. Interest and fees on loans increased $627 thousand in the second quarter 2005 over the second quarter 2004. Interest on securities and federal funds sold increased $550 thousand for the same period. The increase in interest and fees on loans in the second quarter 2005 compared to the second quarter 2004 was due to higher interest rates in 2005. Average loan balances actually fell slightly between the two periods but we earned approximately 76 basis points more in 2005 than 2004. The increase in interest on securities and fed funds sold was primarily the result of a $61.8 million increase in average securities and fed funds balances in the second quarter 2005 compared to the second quarter 2004, as well as a 23 basis point increase in yield.

Interest expense increased $824 thousand in the second quarter 2005 as compared to the same period in 2004. Approximately $776 thousand of this increase is due to our Prime Savings Plus product. This product was not available until the third quarter 2004. In the second quarter 2005, we held an average of over $91 million in Prime Savings Plus balances.

During the second quarter 2005, there was a $145 thousand provision for loan losses recorded. This compares to a $380 thousand provision in the second quarter 2004.

Total other income was about $286 thousand higher in the second quarter 2005 than the second quarter 2004. Increased commercial loan fees, mainly broker fees, accounted for $203 thousand of this increase. Gains on the sale of mortgages and mortgage servicing rights increased approximately $77 thousand over the same period. Both commercial loan fees and mortgage loan fees are included in Other Income.

Total other operating expenses increased $390 thousand in the second quarter 2005 over the same period in 2004. Salaries and benefits accounted for $274 thousand of this increase. Higher bonus and profit sharing accruals accounted for $206 thousand of this, the result of a reduction in this expense that was recorded in the second quarter 2004. Occupancy expenses were $55 thousand higher in the second quarter 2005 than the second quarter 2004. This increase is due in a large part to the opening of our new branch in January 2005. Legal and professional fees are up $45 thousand in the second quarter 2005 over the second quarter 2004 due in part to increased accounting expenses related to Sarbanes Oxley work. Other operating expenses increased $16 thousand in the second quarter 2005 over the second quarter 2004.

Six Months Ended June 30, 2005

Net income for the six months ended June 30, 2005 was $2.169 million compared to $1.817 million for the same period in 2004. Total interest income increased $2.127 million in the first six months of 2005 compared to the first six months of 2004. Interest and fees on loans increased $1.072 million. 2005 year to date average loan balances increased $2.4 million over the 2004 averages, however, the 57 basis point increase in yield accounted for the bulk of the increase in interest and fees on loans. The increased interest income on loans was almost matched by a $1.055 million increase in interest on investment securities. This increase was the result of a $60 million increase in average investment securities and fed funds sold.

Total interest expense increased $1.370 million in the first six months of 2005 compared to the same period in 2004. Approximately $1.362 million of this increase was due to our Prime Savings Plus product. During the first six months of 2005, we held an average of $83.4 million in Prime Savings Plus balances. Again, this product was not available until the third quarter of 2004. Interest on Money Market accounts is down $141 thousand due to the fact that average Money Market balances are down $23 million. Interest expense on CDs is up $154 thousand due mainly to the higher rates being paid in 2005.

During the first six months of 2005, we recorded a $549 thousand provision for loan losses compared to a $470 thousand provision in the first six months of 2004.

Total other income was about $311 thousand higher in the first half of 2005 than the first half of 2004. Deposit service charges remained relatively consistent between the two periods. Other non-interest income increased $304 thousand, comparing the first half of 2005 to the first half of 2004. This included a $225 thousand increase in commercial loan fees. We also realized an $18 thousand increase in the gains on the sale of securities in 2005.

Total operating expenses increased $464 thousand in the first six months of 2005 compared to the first six months of 2004. Total salary and benefits expense increased $268 thousand. This includes a $104 thousand increase in accrued bonuses, a $57 thousand increase in the cost of insurance benefits and a $90 thousand increase in net mortgage commissions. Occupancy costs increased $141 thousand over the 2004 level, $128 thousand of which is related to our new branch that opened in January 2005. Year-to-date legal and professional fees remained relatively stable, decreasing $9 thousand. Accounting expenses, mainly related to Sarbanes Oxley accruals, increased $60 thousand but this was offset by a $31 thousand drop in legal fees, a $13 thousand drop in consulting fees and a $13 thousand drop in Directors' fees. Other operating expenses increased $64 thousand from period to period.

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

During the six months ended June 30, 2005, $2.7 million in cash was provided by operations. This, plus $12.5 million in cash provided through increased deposits and $11.7 million from increased fed funds borrowings, was used to increase our investment portfolio by $16 million and our loan portfolio and loans held for sale by $10.1 million. In addition, we had a net outflow of $1.9 million for capital expenditures and paid $1 million in cash dividends during the period. During the six months ended June 30, 2005, we experienced a net decrease of approximately $3 million in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2005, the Company had commitments to extend credit of $68.2 million and stand-by letters of credit of $4.9 million compared with $43.8 million and $4.8 million, respectively, at December 31, 2004.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2005:

Tier 1 capital                           $38,923
Total capital                            $42,598
Tier 1 capital to risk-weighted assets     11.08%
Total capital to risk-weighted assets      12.12%

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

Based on the June 30, 2005 simulation, the Company is in a position to benefit from the rising interest rates that are anticipated. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to increase as interest rates rise. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for more detailed information.

ITEM 4: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2005.

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

          a. The Annual Meeting of Shareholders was held on April 26, 2005.

          b. At that meeting, the shareholders approved the following matters:

          PROPOSAL 1: ELECTION OF DIRECTORS

          That Robert L. Cole be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2008.

               For - 2,182,416
               Withheld - 5,701

          That Michael J. Kowalski be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2008.

               For - 2,182,419
               Withheld - 5,699

          That Sydney L. Ross be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2008.

               For - 2,176,047
               Withheld - 12,071

          PROPOSAL 2: RATIFY THE SELECTION OF INDEPENDENT AUDITORS

          To ratify the selection of Plante & Moran, PLLC as the independent auditors of PSB Group, Inc. for the year 2005.

               For - 2,159,508
               Against - 2,222
               Abstain - 26,387

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

                                        PSB GROUP, INC.


Date: August 15, 2005                   /s/ Robert L. Cole
                                        ----------------------------------------
                                        ROBERT L. COLE
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: August 15, 2005                   /s/ David A. Wilson
                                        ----------------------------------------
                                        DAVID A. WILSON
                                        CHIEF FINANCIAL OFFICER

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