Form 10-Q
period 2005-09-30
PSB GROUP INC
filed 2005-11-14
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005 Commission File No.: 000-50301


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for past 90 days:

                           Yes      X         No
                               -------------     -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                           Yes                No     X
                               -------------     -------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                           Yes                No     X
                               -------------     -------------


               The Registrant had 3,029,152 shares of Common Stock
                      outstanding as of September 30, 2005.

                                TABLE OF CONTENTS

                                                                                                         PAGE
PART I -- FINANCIAL INFORMATION........................................................................    3

ITEM 1. FINANCIAL STATEMENTS ..........................................................................    3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........   13

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................................   17

ITEM 4: CONTROLS AND PROCEDURES .......................................................................   18

PART II. -- OTHER INFORMATION..........................................................................   19

Item 1. Legal Proceedings .............................................................................   19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...................................   19

Item 3. Defaults Upon Senior Securities ...............................................................   19

Item 4. Submission of Matters to a Vote of Security Holders ...........................................   19

Item 5. Other Information .............................................................................   19

Item 6. Exhibits ......................................................................................   19

SIGNATURES ............................................................................................   20


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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

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

         ACCOUNTING FOR GOODWILL -- Effective January 1, 2002, the Company adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changes the Corporation's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor was any impairment loss was recorded in 2003, 2004 or to date in 2005.

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       2005               2004
                                                 ---------------    ---------------
ASSETS
Cash and cash equivalents                        $        13,181    $        14,253
Securities available for sale                            104,176             91,125
Loans                                                    350,763            338,674
Less allowance for possible loan loss                     (3,611)            (3,394)
                                                 ---------------    ---------------
Net loans                                                347,152            335,280
Loans held for sale                                       12,163              2,388
Bank premises and equipment                               12,718             10,618
Accrued interest receivable                                2,102              2,144
Other assets                                               5,921              5,534
                                                 ---------------    ---------------
Total assets                                     $       497,413    $       461,342
                                                 ===============    ===============

LIABILITIES
Deposits:
Non-interest bearing                             $        61,327    $        57,479
Interest bearing                                         364,969            353,653
                                                 ---------------    ---------------
Total deposits                                           426,296            411,132
Federal funds purchased                                   20,710                 --
FHLB borrowings                                            5,000              5,000
Accrued taxes, interest and other liabilities              1,360              2,229
                                                 ---------------    ---------------
Total liabilities                                        453,366            418,361

SHAREHOLDERS' EQUITY
Common stock -- no par value -- 5,000,000
authorized -  3,029,152 shares issued and
outstanding at September 30, 2005 and December
31, 2004                                                  20,406             17,560
Retained earnings                                         24,112             25,331
Accumulated other comprehensive (loss)/ income              (471)                90
                                                 ---------------    ---------------
Total shareholders' equity                                44,047             42,981
                                                 ---------------    ---------------
Total liabilities and stockholders' equity       $       497,413    $       461,342
                                                 ===============    ===============

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -----------------------------   -----------------------------
                                                      2005            2004            2005            2004
                                                  -------------   -------------   -------------   -------------
INTEREST INCOME:

Interest and fees on loans                        $       6,187   $       5,250   $      17,418   $      15,409

SECURITIES:
Taxable                                                     710             292           2,053             719
Tax-exempt                                                  209             179             580             436
Federal funds sold                                           --              14              27              16
                                                  -------------   -------------   -------------   -------------
TOTAL INTEREST INCOME                                     7,106           5,735          20,078          16,580

INTEREST EXPENSE:
Deposits                                                  2,303           1,351           6,237           3,914
FHLB & Short-term borrowings                                185              74             337             227
                                                  -------------   -------------   -------------   -------------
TOTAL INTEREST EXPENSE                                    2,488           1,425           6,574           4,141
                                                  -------------   -------------   -------------   -------------

NET INTEREST INCOME                                       4,618           4,310          13,504          12,439
Provision for loan loss                                     644             350           1,193             820
                                                  -------------   -------------   -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                                    3,974           3,960          12,311          11,619
OTHER OPERATING INCOME:
Service charges on deposit accounts                         628             689           1,787           1,841
Other income                                              1,064             803           2,966           2,401
                                                  -------------   -------------   -------------   -------------
TOTAL OTHER INCOME                                        1,692           1,492           4,753           4,242
OTHER OPERATING EXPENSE:
Salaries and employee benefits                            2,246           1,898           6,634           6,018
Occupancy costs                                             855             781           2,520           2,305
Legal and professional                                      197             274             773             859
Other operating expense                                     902             774           2,579           2,387
                                                  -------------   -------------   -------------   -------------
TOTAL OTHER OPERATING EXPENSES                            4,200           3,727          12,506          11,569
                                                  -------------   -------------   -------------   -------------

INCOME - BEFORE FEDERAL INCOME TAXES                      1,466           1,725           4,558           4,292
Federal income taxes                                        420             509           1,343           1,259
                                                  -------------   -------------   -------------   -------------
NET INCOME                                        $       1,046   $       1,216   $       3,215   $       3,033
                                                  =============   =============   =============   =============

BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING
SHARE OF COMMON STOCK                             $         .35   $         .40   $        1.06   $        1.00
                                                  =============   =============   =============   =============

DILUTED EARNINGS PER SHARE OF COMMON STOCK        $         .35   $         .40   $        1.06   $        1.00
                                                  =============   =============   =============   =============

CASH DIVIDENDS PER SHARE                          $         .18   $         .16   $         .52   $         .49
                                                  =============   =============   =============   =============

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)


                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                          ------------------------------
                                              2005              2004
                                          -------------    -------------
Net income                                $       3,215    $       3,033

Other comprehensive income (loss):
Change in unrealized gain on securities
     available for sale, net of tax                (561)              (3)
                                          -------------    -------------

Comprehensive income                      $       2,654    $       3,030
                                          =============    =============

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                        (in thousands, except share data)

                                                                                              Total
                                           Common          Retained        Accumulated     Shareholders'
                                            Stock          Earnings            OCI            Equity
                                         -------------   -------------    -------------    -------------
Balance -- December 31, 2004             $      17,560   $      25,331    $          90    $      42,981

Net income                                          --           3,215               --            3,215
Change in unrealized gain on                        --              --             (561)            (561)
securities available for sale, net
of  tax
Cash dividends                                      --          (1,588)              --           (1,588)

Stock dividends                                  2,846          (2,846)              --               --
                                         -------------   -------------    -------------    -------------
Balance -- September 30, 2005            $      20,406   $      24,112    $        (471)   $      44,047
                                         =============   =============    =============    =============

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ------------------------------
                                                             2005             2004
                                                         -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:               $       4,727    $       5,228

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in securities                                     (14,193)         (12,963)
Net increase in loans                                          (13,065)         (14,477)
Net increase in loans held for sale                             (9,775)          (2,957)
Capital expenditures                                            (3,052)          (1,242)
                                                         -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                          (40,085)         (31,639)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                        15,164           42,394
Net increase in federal funds purchased                         20,710           (2,420)
Cash dividends                                                  (1,588)          (1,472)
                                                         -------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       34,286           38,502
                                                         -------------    -------------

NET  DECREASE IN CASH                                           (1,072)          12,091

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                14,253           14,308
                                                         -------------    -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $      13,181    $      26,399
                                                         =============    =============

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2004 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2005 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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



NOTE 2 -- SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                             September 30, 2005
                                                          -------------------------------------------------------------
                                                                             Gross           Gross         Estimated
                                                            Amortized     Unrealized       Unrealized        Market
                                                               Cost          Gains           Losses          Value
                                                          -------------   -------------   -------------   -------------
Available-for-sale securities:
     U.S. treasury securities and obligations of
        U.S. government corporations and agencies         $      78,790   $           8   $         757   $      78,041
     Obligations of state and
        political subdivisions                                   23,365             115              72          23,408
     Corporate debt securities                                    1,000              --               8             992
     Other                                                        1,735              --              --           1,735
                                                          -------------   -------------   -------------   -------------
     Total available-for-sale securities                  $     104,890   $         123   $         837   $     104,176
                                                          =============   =============   =============   =============

                                                                              December 31, 2004
                                                      ---------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                        Amortized         Unrealized         Unrealized          Market
                                                          Cost               Gains             Losses            Value
                                                      --------------     --------------    ---------------    -------------
Available-for-sale securities:
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies                       $ 68,619             $   54            $   185         $ 68,488
       Obligations of state and political
            subdivisions                                     19,670                261                  1           19,930
       Corporate debt securities                              1,000                  8                 --            1,008
       Other                                                  1,699                 --                 --            1,699
                                                      -------------      -------------     --------------     ------------
        Total available-for-sale securities                $ 90,988             $  323            $   186         $ 91,125
                                                      =============      =============     ==============     ============

The amortized cost and estimated market value of securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2005, all securities are available for sale (000s omitted).

                                                                 Available for Sale
                                                          ---------------------------------
                                                             Amortized           Market
                                                               Cost              Value
                                                          ---------------   ---------------
Due in one year or less                                   $        32,413   $        32,368
Due in one year through five years                                 37,982            37,567
Due after five years through ten years                              9,893             9,872
Due after ten years                                                 4,775             4,766
                                                          ---------------   ---------------
                                                                   85,063            84,573

Federal agency pools                                               18,092            17,868
Other                                                               1,735             1,735
                                                          ---------------   ---------------
                                    Total                 $       104,890   $       104,176
                                                          ===============   ===============

Securities having a carrying value of $2,014,625 (market value of $2,010,000) were pledged at September 30, 2005 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 -- LOANS

Major categories of loans included in the portfolio at September 30, 2005 and December 31, 2004 are as follows (dollars in thousands):

                                   SEPTEMBER 30,     DECEMBER 31,
                                      2005              2004
                                 ---------------   ---------------
Mortgages on Real Estate         $       294,478   $       272,756
Commercial                                42,652            47,608
Consumer                                  13,633            18,310
                                 ---------------   ---------------

Total                            $       350,763   $       338,674
                                 ===============   ===============

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2005, other real estate owned consisted of two properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have decreased $1,349 thousand, or 37% since December 31, 2004. The following table summarizes non-performing assets (dollars in thousands):

                                                   September 30,     December 31,
                                                       2005              2004
                                                   -------------    -------------
Non-accrual loans                                  $       1,628    $       2,297
Loans past due 90 or more days                                92              717
Renegotiated loans                                           533              586
                                                   -------------    -------------
Total non-performing loans                                 2,253            3,600
Other real estate owned                                      234              411
                                                   -------------    -------------
  Total non-performing assets                      $       2,487    $       4,011
                                                   =============    =============


Total non-performing loans to total loans                   0.64%            1.06%

Total non-performing assets to total assets                 0.50%            0.87%




NOTE 4 -- ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2005              2004
                                                --------------    --------------
Loan loss balance -- Beginning of period        $        3,394    $        3,887

Provision                                                1,193             1,200
Loan losses                                             (1,479)           (2,318)
Loan recoveries                                            503               625
                                                --------------    --------------

Loan loss balance -- End of period              $        3,611    $        3,394
                                                ==============    ==============


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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 12 banking offices, including our newest branch opened in August 2005 in Fenton, Michigan and 8 mortgage offices.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through September 30, 2005, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments, and the volume, of and rates paid, on deposits, determine net interest income.


FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $36 million, or 8% to $497 million at September 30, 2005 from $461 million at December 31, 2004. The balance of our investment securities increased by approximately $13 million to $104.2 million at September 30, 2005 as compared to $91.1 million at December 31, 2004. Our loan portfolio increased approximately $12 million to $350.8 million at September 30, 2005. This was the result of a $24 million increase in commercial loans, partially offset by a $7.7 million decrease in residential mortgages and a $4.2 million decrease in other consumer loans. Loans held for sale increased by $9.8 million to $12.2 million at September 30, 2005. Other assets increased approximately $2.4 million at September 30, 2005. This was primarily the result of a $2.1 million increase in fixed assets, mostly related to our new branches.

The allowance for loan losses increased $217 thousand during the first nine months of 2005. As a percentage of total loans, the allowance increased to 1.03% at September 30, 2005 from 1.00% at December 31, 2004. Management believes this reserve is sufficient to meet anticipated future loan losses.

Total liabilities increased $35 million to $453 million at September 30, 2005 from $418 million at December 31, 2004. This was mainly due to a $15.2 million, or 3.7% increase in total deposits to $426.3 million at September 30, 2005 from $411.1 million at December 31, 2004. Approximately $3.8 million of this increase was in non-interest bearing demand deposits. The bulk of the increase, $22.8 million, was the result of our very successful Prime Savings Plus product, a savings account with tiered interest rates tied to the Wall Street Journal prime rate. CD balances increased approximately $11.2 million from December 31, 2004 to September 30, 2005. The increases were partially offset by an $18.6 million drop in Money Market balances, a $1.7 million drop in NOW balances and a $2.3 million drop in other savings balances. The increase in deposits was supplemented with a $20.7 million increase in our Federal Funds borrowings in funding our $36 million increase in total assets.

FINANCIAL RESULTS

Three Months Ended September 30, 2005

Net income for the three months ended September 30, 2005 was $1.0 million compared to $1.2 million for the same period in 2004. Total interest income increased $1.4 million in the third quarter 2005 compared to the third quarter 2004. Interest and fees on loans increased $937 thousand in the third quarter 2005 over the third quarter 2004. Interest on securities and federal funds sold increased $434 thousand for the same period. The increase in interest and fees on loans in the third quarter 2005 compared to the third quarter 2004 was primarily due to higher interest rates in 2005. Average loan balances increased about $6.7 million in the third quarter 2005 over the third quarter 2004, but we earned approximately 74 basis points more in 2005 than 2004. The increase in interest on securities and fed funds sold was primarily the result of a $44.1 million increase in average securities and fed funds balances in the third quarter 2005 compared to the third quarter 2004, as well as a 30 basis point increase in yield.

Interest expense increased $1.1 million in the third quarter 2005 as compared to the same period in 2004. Approximately $837 thousand of this increase is due to our Prime Savings Plus product. This product was introduced in the third quarter 2004. In the third quarter 2005, we held an average of over $89 million in Prime Savings Plus balances. Interest expense on CD's was about $245 thousand higher in the third quarter 2005 than the third quarter 2004. This was partly due to the fact that average CD balances were about $9.4 million higher in the third quarter 2005 than the same quarter 2004, but also because of higher interest rates in 2005. Interest expense on FHLB and short-term borrowings was about $111 thousand higher in the third quarter 2005 than 2004. We averaged about $9.2 million more in borrowings in the third quarter 2005 than the third quarter 2004 and, again, interest rates were higher in 2005. These increases were partially offset by an $84 thousand decrease in interest on interest-bearing demand balances.

During the third quarter 2005, there was a $644 thousand provision for loan losses recorded. This compares to a $350 thousand provision in the third quarter 2004.

Total other income was about $200 thousand higher in the third quarter 2005 than the third quarter 2004. Increased commercial loan fees, mainly broker fees, accounted for $42 thousand of this increase. Gains on the sale of mortgages and mortgage servicing rights increased approximately $203 thousand over the same period. Both commercial loan fees and mortgage loan fees are included in Other Income. This was partially offset by a $32 thousand decrease in Overdraft Privilege fee income.

Total other operating expenses increased $473 thousand in the third quarter 2005 over the same period in 2004. Higher salaries and employee benefits accounted for $348 thousand of this increase. Higher FTE related to the opening of two new branch offices in 2005, as well as the acquisition of two new mortgage loan production offices accounted for much of this increase. Occupancy expenses were $74 thousand higher in the third quarter 2005 than the third quarter 2004. This increase is due in a large part to the opening of two new branches in 2005. Other operating expenses increased $128 thousand in the third quarter 2005 over the third quarter 2004. This includes increased lender-paid closing costs related to a mortgage loan promotion and higher state tax accruals.

Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2005 was $3.215 million compared to $3.033 million for the same period in 2004. Total interest income increased $3.5 million in the first nine months of 2005 compared to the first nine months of 2004. Interest and fees on loans increased $2.0 million. 2005 year to date average loan balances increased $6.1 million over the 2004 averages, however, the 64 basis point increase in yield accounted for the bulk of the increase in interest and fees on loans. The increased interest income on loans was complimented by a $1.5 million increase in interest on investment securities. This increase was primarily the result of a $55 million increase in average investment securities and fed funds sold.

Total interest expense increased $2.4 million in the first nine months of 2005 compared to the same period in 2004. Approximately $2.2 million of this increase was due to our Prime Savings Plus product. During the first nine months of 2005, we held an average of $85.4 million in Prime Savings Plus balances. Again, this product was not introduced until the third quarter of 2004. Interest on Money Market accounts is down $238 thousand due to the fact that average Money Market balances are down $26 million. Interest expense on CDs is up $399 thousand due mainly to the higher rates being paid in 2005.

During the first nine months of 2005, we recorded a $1.193 million provision for loan losses compared to an $820 thousand provision in the first nine months of 2004. Even though we have experienced lower loan losses in 2005 than 2004, the higher provision was recorded in order to keep the loan loss reserve at an adequate level on a growing loan portfolio.

Total other income was about $511 thousand higher in the first nine months of 2005 than the first nine months of 2004. Deposit service charges remained relatively consistent between the two periods. Other non-interest income increased $565 thousand, comparing the first nine months of 2005 to the first nine months of 2004. This included a $283 thousand increase in commercial loan fees and a $186 thousand increase in mortgage loan fees. We also realized a $25 thousand increase in the gains on the sale of securities in 2005.

Total other operating expenses increased $937 thousand in the first nine months of 2005 compared to the first nine months of 2004. Total salary and benefits expense increased $616 thousand. This is mainly due to increased FTE with the opening of our two new branches and the acquisition of our new mortgage loan production offices. Occupancy costs increased $215 thousand over the 2004 level, much of which is related to our new branches. Other operating expenses increased $192 thousand from period to period including increased state tax accruals and increased lender paid closing costs related to an on-going mortgage loan promotion.

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

During the nine months ended September 30, 2005, $4.7 million in cash was provided by operations. This, plus $15.2 million in cash provided through increased deposits and $20.7 million from increased fed funds borrowings, was used to increase our investment portfolio by $14 million and our loan portfolio and loans held for sale by $22.8 million. In addition, we had a net outflow of $3.1 million for capital expenditures and paid $1.6 million in cash dividends during the period. During the nine months ended September 30, 2005, we experienced a net decrease of approximately $1.1 million in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2005, the Company had commitments to extend credit of $63.6 million and stand-by letters of credit of $3.1 million compared with $43.8 million and $4.8 million, respectively, at December 31, 2004.


CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2005:

              Tier 1 capital                                $39,406
              Total capital                                 $43,017
              Tier 1 capital to risk-weighted assets         10.96%
              Total capital to risk-weighted assets          11.96%

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

Based on the September 30, 2005 simulation, the Company is in a position to benefit from the rising interest rates that are anticipated. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to increase as interest rates rise. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for more detailed information.


ITEM 4: CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

         (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2005.

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


                                   PSB GROUP, INC.



Date: November 14, 2005            /s/Robert L. Cole
                                   --------------------------------------------
                                   ROBERT L. COLE
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: November 14, 2005            /s/David A. Wilson
                                   --------------------------------------------
                                   DAVID A. WILSON
                                   CHIEF FINANCIAL OFFICER

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