Form 10-K
period 2005-12-31
PSB GROUP INC
filed 2006-03-31
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                         Commission File No.: 000-50301

                                 PSB GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  MICHIGAN                                 42-1591104
           (State of Organization)             (IRS Employer Identification No.)

1800 EAST TWELVE MILE ROAD, MADISON HEIGHTS,
                  MICHIGAN                                    48071
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (248) 548-2900
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                     YES [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.      YES [ ] NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   [YES   X   NO      ]
                                                                 -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  YES [ ] NO [X]

     As of June 30, 2005, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($18.60 per share), was approximately $54,504,250 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates).

     As of March 1, 2006, there were issued and outstanding 3,029,152 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (the "Annual Report") (Parts I and II).

2. Portions of Proxy Statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement") (Part III).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I...................................................................     4
   Item 1.  Business.....................................................     4
   Item 1A. Risk Factors.................................................    16
   Item 1B. Unresolved Staff Comments....................................    22
   Item 2.  Properties...................................................    23
   Item 3.  Legal Proceedings............................................    24
   Item 4.  Submission of Matters to a Vote of Security Holders..........    24
   SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.......    24

PART II..................................................................    25
   Item 5.  Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securiites...................................................    25
   Item 6.  Selected Financial Data......................................    26
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    26
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...    25
   Item 8.  Financial Statements and Supplementary Data..................    25
   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    26
   Item 9A. Controls and Procedures......................................    26
   Item 9B. Other Information............................................    26

PART III.................................................................    26
   Item 10. Directors and Executive Officers of the Registrant...........    27
   Item 11. Executive Compensation.......................................    27
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................    27
   Item 13. Certain Relationships and Related Transactions...............    27
   Item 14. Principal Accountant Fees and Services.......................    27
   Item 15. Exhibits and Financial Statement Schedules...................    28
   SIGNATURES............................................................    30

                                     PART I

ITEM 1. BUSINESS

     PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization. In October, 2004, the Company formed a new subsidiary, PSB Capital, Inc. Through December 31, 2005, there had been no business conducted by PSB Capital, Inc.

     The Bank was incorporated and chartered as Peoples State Bank under the laws of the state of Michigan in 1909. In 1916, the Bank moved to the southeast corner of Jos. Campau and Holbrook in Hamtramck, where the main office at 9252 Jos. Campau remains today. Following several name changes and a merger with four small local banks in 1930, a plan of reorganization was accepted by the shareholders, and the name was changed to "Peoples State Bank" in November 1934. Effective May 15, 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). Effective May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender with 2 offices, one in Southfield, Michigan and one in Warren, Michigan. In June, 2005, Universal Mortgage Corporation acquired the assets of Nations One, a southeast Michigan based mortgage originator with two offices, one in Ann Arbor, Michigan and one in Howell, Michigan.

     The Bank operated as a unit bank until July 20, 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices: (1) 25901 Harper Avenue, St. Clair Shores, Michigan - December 5, 1994;
(2) 14801 Twelve Mile Road, Warren, Michigan - March 13, 1995; and, (3) 31130 Ryan Road, Warren, Michigan - April 10, 1995. Subsequently, the Sterling Heights office was closed on June 30, 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. On May 15, 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the "Merger"). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison's former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. Effective March 15, 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In June 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. On March 4, 2002 the Bank opened a branch in Grosse Pointe Woods, Michigan. In September, 2003, the Fraser branch was closed with the deposit relationships transferred to another branch. During 2005, the Bank opened two new branches, one in Sterling Heights, Michigan and the other in Fenton, Michigan.

     As of December 31, 2005, the Company had approximately $495 million in total assets, $365.1 million in total loans, $424.7 million in total deposits and $43 million in total shareholder equity.

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

Lending Activities

     The Company provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in local areas. Substantially all of the Company's loans are to customers located within its service area. The Company has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). The Company conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These loan policies grant individual loan officer's authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. The Company's management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to the Company's loan policies.

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

Loan Approval

     Individual loan authorities are established by the Company's Board of Directors upon recommendation by the Company's senior lender. In establishing individual authority the experience of the lender is taken into consideration, as well as the type of lending in which the officer is involved. The Officers Loan Committee consists of the President of the Company, the senior lender, other lending officers and credit officers as recommended by the senior lender and approved by the Directors Loan Committee. The Officers Loan Committee has the authority to approve and consummate loans up to $1,000,000. The Directors Loan Committee of the Board of Directors has the authority to approve loans up to $3,000,000. These loans come to the Committee with a review, analysis and recommendation by the lender and the Officers Loan Committee. Loans exceeding $3,000,000 come to the full Board of Directors after review by the Directors Loan Committee with their recommendation and that of the lender. The full Board of Directors reviews, on a monthly basis, all loans approved by the Officers Loan Committee.

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

     The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit). The Company solicits these deposits from individuals, businesses, foundations and governmental authorities. Substantially all of the Company's deposits are from local market areas surrounding each of its offices. The Company has a small amount of brokered deposits (less than 1% of total deposits).

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

Additional Activities

     The Company provides its commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. The Company provides investment services through Vision Investment Services, Inc. Full-time sales representatives work at various branch offices and offer a full range of investment products.

MARKET AREA AND COMPETITION

     The primary service area of the Company consists of southern Oakland County, southern Macomb County, those portions of Wayne County that include the city of Detroit and its northern suburbs and a portion of Genesee County, in particular, the cities of Fenton and Linden.

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

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Michigan Office of Financial and Insurance Services (the "OFIS"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

     The Company participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act ("CRA"). The Bank has most recently been rated "Outstanding" in meeting its obligations under the CRA.

THE COMPANY

     GENERAL. The Company, as the sole stockholder of the Bank is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiary in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

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

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

     As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements with a ratio of Tier 1 capital to risk-weighted assets of 10.73%, a ratio of total capital to risk-weighted assets of 11.74%, and a leverage ratio of 8.07%.

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

     Common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     SARBANES-OXLEY ACT. In 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     Sarbanes-Oxley is arguably the most significant U.S. securities legislation enacted since the adoption of the Exchange Act and the Securities Act of 1933. Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Exchange Act.

     Sarbanes-Oxley includes very specific additional disclosure requirements and corporate governance rules, required the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandated further studies of certain issues by the Securities and Exchange Commission. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     Sarbanes-Oxley addresses, among other matters:

          -    internal controls over financial reporting;

          -    audit committees;

          - certification of financial statements by the chief executive officer and the chief financial officer;

          - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

          - a prohibition on insider trading during pension plan black out periods;

          -    disclosure of off-balance sheet transactions;

          -    expedited filing requirements for Form 4s;

          - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

          -    "real time" filing of periodic reports;

          -    the formation of a public accounting oversight board;

          -    auditor independence; and

          - various increased criminal penalties for violations of securities laws.

THE BANK

     GENERAL. Peoples State Bank, as a state chartered banking institution, is subject to primary supervision, examination, and regulation by the OFIS, and the FDIC. The Bank's activities are governed primarily by Michigan's Banking Code of 1999 (the "Banking Code") and the Federal Deposit Insurance Act ("FDI Act"). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The FDI Act and other federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.

     BRANCHING. State chartered banks have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, unless the OFIS objects in writing within 30 days after it receives notice of a bank's intent to establish a branch.

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

     ENFORCEMENT. The OFIS and FDIC each have enforcement authority with respect to the Bank. The OFIS has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or immanent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The OFIS also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.

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

     ASSESSMENTS AND FEES. The Bank pays a supervisory fee to the OFIS of not less than $3,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August
15. The OFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

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

     The following table shows the capital totals and ratios for the Bank as of December 31, 2005 (000s omitted in dollar amounts):

Tier 1 capital                           $39,563
Total capital                            $43,259
Tier 1 capital to risk weighted assets     10.80%
Total capital to risk weighted assets      11.81%
Leverage ratio                              8.13%

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

     DEPOSIT INSURANCE. Currently, the Bank's deposits are insured by the FDIC through the Bank Insurance Fund ("BIF") but under the recently adopted Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), the BIF will be merged with the Savings Association Insurance Fund during 2006. As an insured institution, the Bank pays deposit insurance premiums to the FDIC, which are determined in accordance with a risk-based assessment system. Under the current system, all insured depository institutions are placed into one of nine categories, and insurance premiums are based upon their capital level and supervisory evaluation. BIF-insured institutions classified as well-capitalized and considered healthy pay the lowest premium (currently 0% of deposits), while BIF-insured institutions that are undercapitalized and of substantial supervisory concern pay the highest premium (currently 0.27% of deposits). Pursuant to the FDIRA, a new system for assessing insurance premiums based on risk will be adopted.

     Assessments for subsequent periods will depend on the timetable for implementation of the FDIRA and the regulations adopted by the FDIC to implement the FDIRA. In addition to a new system for assessing insurance premiums based on risk, a number of other provisions of the FDIRA and the implementing regulations will impact future assessments. The FDIC will have flexibility to determine the level of reserves it will hold. Currently, the FDIC must hold reserves equal to
1.25 percent of insured deposits, but under the FDIRA, the FDIC will be able to set the reserve ratio annually between 1.15 percent and 1.50 percent. In addition, the FDIC will be required to pay dividends awarded on an historical basis to insured depository institutions whenever the reserve ratio exceeds 1.35 percent, although dividends may be suspended or limited if the FDIC determines there is a significant risk to the deposit insurance fund. Insured depository institutions also will receive a one-time credit which can be applied against the payment of future premiums.

     Until FDIRA is fully implemented, it is not possible for the Bank to determine how these changes will impact the amount of deposit premiums it will pay in the future.

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

     FINANCIAL MANAGEMENT REQUIREMENTS. FDIC regulations require banks with $500 million or more in total assets to undergo an annual independent audit and to establish an audit committee comprised solely of outside directors. Banks with $1 billion or more in total assets must also hire outside auditors to evaluate the institution's internal control structure and procedures for compliance with laws and regulations relating to safety and soundness. For banks that are subsidiaries of holding companies, the independent audit requirement may be satisfied by an independent audit of the consolidated holding company. The FDIC guidelines and interpretations regarding financial management reiterate the FDIC's belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

     RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

     - for transaction accounts totaling $7.8 million or less, a reserve of 0%; and

     - for transaction accounts in excess of $7.8 million up to and including $48.3 million, a reserve of 3%; and

     - for transaction accounts totaling in excess of $48.3 million, a reserve requirement of $1.215 million plus 10% against that portion of the total transaction accounts greater than $48.3 million.

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

EMPLOYEES

     As of December 31, 2005, the Company had 178 full-time employees and 43 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services and a retirement plan.

INCORPORATION OF ADDITIONAL INFORMATION BY REFERENCE

The following information appearing in the 2005 Annual Report to Shareholders is also incorporated into this Item 1:

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

"Consolidated Average Balances/Interest Earned-Paid/Rates 2003-2005" table - presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.

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

ITEM 1A. RISK FACTORS

          An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

          If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

          References to "we," "us," and "our" in this section refer to the Company and its subsidiaries, unless otherwise specified or unless the context otherwise requires.

     RISKS RELATED TO THE COMPANY'S BUSINESS

     We Are Subject To Interest Rate Risk

          The Company's earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's interest earning assets and interest bearing liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

          Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. Also, the Company's interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on the Company's balance sheet. See "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion related to the Company's management of interest rate risk.

     We Are Subject To Credit Risk

          As of December 31, 2005, approximately 71% of the Company's loan portfolio consisted of commercial, financial, real estate construction, and commercial real estate loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See Part II section "Loans" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of credit risks related to different loan types.

     Our Allowance for Loan Losses May Be Insufficient

          The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on the Company's financial condition and results of operations. See "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion related to the Company's process for determining the appropriate level of the allowance for loan losses.

     Our Profitability Depends Significantly On Economic Conditions in the Areas within Which We Do Business

          The Company's success depends on the general economic conditions of the specific local markets in which the Company operates. Local economic conditions have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans, and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

     We Are Subject To Extensive Government Regulation and Supervision

          The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs and limit the types of financial services and products the Company may offer. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Note 17, "Regulatory Matters," of the notes to consolidated financial statements on pages 30-31 in our Annual Report to Shareholders.

     Our Internal Controls May Be Ineffective

          Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations, and financial condition.

     New Lines of Business or New Products and Services May Subject Us to Additional Risks

          From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, results of operations and financial condition.

     We May Not Be Able To Attract and Retain Skilled People

          The Company's success depends, in large part, on its ability to attract and retain skilled people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of the Company's key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

     Our Information Systems May Experience an Interruption or Breach in
     Security

          The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

     We Continually Encounter Technological Change

          The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

     We Are Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

          From time to time, customers make claims and take legal action pertaining to the Company's performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

     Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events Could Significantly Impact Our Business

          Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. For example, during 2005, numerous hurricanes made landfall and subsequently caused extensive flooding and destruction in various parts of the country. While the impact of these hurricanes did not significantly affect the Company, other severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

     We Are Subject To Environmental Liability Risk Associated With Lending Activities

          A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

     RISKS ASSOCIATED WITH THE COMPANY'S COMMON STOCK

     Our Stock Price Can Be Volatile

          Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company's stock price can fluctuate significantly in response to a variety of factors including, among other things:

          - Actual or anticipated variations in quarterly results of operations.

          -    Lack of liquidity in our common stock.

          -    Recommendations by securities analysts.

          - Operating and stock price performance of other companies that investors deem comparable to the Company.

          - News reports relating to trends, concerns, and other issues in the financial services industry.

          - Perceptions in the marketplace regarding the Company and/or its competitors.

          -    New technology used or services offered by competitors.

          - Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or its competitors.

          - Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

          -    Changes in government regulations.

          - Geopolitical conditions such as acts or threats of terrorism or military conflicts.

          General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Company's stock price to decrease regardless of operating results.

     An Investment in Our Common Stock Is Not an Insured Deposit

          The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Company's common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company's common stock, you may lose some or all of your investment.

     Our Articles of Incorporation, Bylaws, and Certain Banking Laws May Have an Anti-Takeover Effect

          Provisions of the Company's articles of incorporation, bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company's shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's common stock.

     RISKS ASSOCIATED WITH THE COMPANY'S INDUSTRY

     We Operate In a Highly Competitive Industry and Market Area

          The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

          The Company's ability to compete successfully depends on a number of factors, including, among other things:

          - The ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets.

          -    The ability to expand the Company's market position.

          - The scope, relevance, and pricing of products and services offered to meet customer needs and demands.

          - The rate at which the Company introduces new products and services relative to its competitors.

          -    Customer satisfaction with the Company's level of service.

          -    Industry and general economic trends.

          Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect the Company's growth and profitability, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

     Financial Services Companies Depend On the Accuracy and Completeness of Information about Customers and Counterparties

          In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which would have a material adverse effect on the Company's financial condition and results of operations.

     Consumers May Decide Not To Use Banks to Complete Their Financial Transactions

          Technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

     The Company owns and operates its main office at 9252 Jos. Campau Avenue, Hamtramck, Michigan 48212-3794. In addition the Company operates the following branches, listed in the order in which they were purchased or opened. Whether the branch is owned or leased is also noted.

   COMMON NAME OF OFFICE                   ADDRESS                OWNED OR LEASED
   ---------------------                   -------                ---------------
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

Southfield/Evergreen          25250 Evergreen Road                    Owned
                              Southfield, MI 48075

Farmington Hills/Halsted      37386 12 Mile Road                      Owned
                              Farmington Hills, MI 48331

Grosse Pointe Woods           21110 Mack Avenue                       Leased
                              Grosse Pointe Woods, MI 48236

Sterling Heights/             3801 Metropolitan Parkway            Land - Leased
Metropolitan Parkway          Sterling Heights, MI 48310         Building - Owned

Fenton                        17197 Silver Parkway                    Owned
                              Fenton, MI 48430

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

Warren                        12434 12 Mile Road                      Leased
                              Suite 101
                              Warren, MI 48093

Clinton Township              16950 19 Mile Road                      Leased
                              Suite 5B
                              Clinton Township, MI 48038

Fenton                        2801 Silver Lake Road                   Leased
                              Fenton, MI 48430

Macomb Township               51170 Romeo Plank Road                  Leased
                              Macomb Twp., MI 48042

Ann Arbor                     3001 Plymouth Road, Suite 205           Leased
                              Ann Arbor, MI 48105

Howell                        2020 East Grand River, Suite 103        Leased
                              Howell, MI 48843

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time is a party to routine litigation incidental to its business. The Company is not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company are listed below:

                                                          PRINCIPAL OCCUPATION
      NAME AND AGE         POSITION WITH THE COMPANY     DURING PAST FIVE YEARS
      ------------         -------------------------     ----------------------
Robert L. Cole, 64        President and Chief          President and Chief
                          Executive Officer            Executive Officer since
                                                       1996.

David A. Wilson, 45       Senior Vice President and    Senior Vice President and
                          Chief Financial Officer      Chief Financial Officer
                                                       since 1991.

Theodore G. Bangert, 51   Senior Vice President and    Senior Vice President and
                          Senior Lending Officer       Senior Lending Officer
                                                       since 2001; SVP and Chief
                                                       Lending Officer at
                                                       Commercial and Savings
                                                       Bank, Millersburg, Ohio
                                                       from 2000 to 2001; SVP
                                                       and Chief Lending Officer
                                                       at Cortland Savings and
                                                       Banking Company,
                                                       Cortland, Ohio from 1989
                                                       to 1999.

Tami H. Janowicz, 48      Senior Vice President        Senior Vice President -
                                                       Retail Banking since
                                                       February 2005; Vice
                                                       President - Compliance
                                                       and CRA since Dec. 2001;
                                                       Asst. Vice Pres. - Human
                                                       Resources since 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Information relating to the market for registrant's common equity, dividends paid and related shareholder matters appears on pages 37 and 51 of the registrant's 2005 Annual Report to Shareholders and is incorporated herein by reference.

The following table provides information about purchases of the Company's common stock by the Company, including any affiliated purchasers, during the quarter ended December 31, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                   TOTAL NUMBER OF         MAXIMUM NUMBER (OR
                                                   SHARES PURCHASED    APPROXIMATE DOLLAR VALUE)
                                                 AS PART OF PUBLICLY       OF SHARES THAT MAY
              TOTAL NUMBER OF    AVERAGE PRICE     ANNOUNCED PLANS       YET BE PURCHASED UNDER
  PERIOD     SHARES PURCHASED   PAID PER SHARE       OR PROGRAMS         THE PLANS OR PROGRAMS
----------   ----------------   --------------   -------------------   -------------------------
10/01/05 -             0                0                 0                        0
10/31/05
11/01/05 -             0                0                 0                        0
11/30/05
12/01/05 -        50,000              $20                 0                        0
12/31/05
                  ------              ---               ---                      ---
Total             50,000              $20                 0                        0
                  ======              ===               ===                      ===

     On December 5, 2005, the Peoples State Bank 401(k), Profit Sharing and Employee Stock Ownership Plan ("ESOP") purchased 38,501 shares of PSB Group, Inc. common stock at an aggregate cost of $770,020 to be used in connection with the ESOP portion of the 401(k) Plan. As part of its employee compensation system, the Bank makes regular contributions at the discretion of the board to the ESOP portion of the 401(k) Plan. These contributions are allocated to employees' accounts in proportion to the percentage that each employee's compensation bears to the compensation of all eligible employees.

     In November 2005, the Company amended the PSB Group, Inc. Deferred Compensation Plan (the "Plan") to permit participants to elect to have the investment performance of their deferred benefit account be measured as if it were invested in shares of PSB Group, Inc. common stock. Payment of Plan benefits to these participants when they become eligible for a distribution under the Plan is to be in the form of PSB Group, Inc. common stock rather than cash. In November 2005, two participant directors elected to have the investment performance of their deferred benefit account measured as if it were invested in shares of PSB Group, Inc. common stock. As a result, in December 2005, the Plan, through a rabbi trust formed under the Plan, purchased 11,499 shares of PSB Group, Inc. common stock at a price of $20 per share, for an aggregate of $229,980 in order to satisfy the Plan's future obligation to these participants under the Plan. Although the rabbi trust is established to provide a source to pay

Plan benefits, the assets of the trust are considered assets of PSB Group, Inc. and are subject to the claims of PSB Group, Inc.'s general creditors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the table captioned "Selected Financial Information" on page 38 of the 2005 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis" on pages 39 through 50 of the 2005 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the section captioned "Quantitative and Qualitative Disclosures about Market Risk" on pages 48 through 50 of the 2005 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Audited Consolidated Financial Report contained on pages 1 through 34 of the 2005 Annual Report to Shareholders, together with the related notes and independent auditor's report and the Quarterly Results of Operation on page 37 of the 2005 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. During the quarter ended December 31, 2005, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated by reference to the registrant's 2006 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders to be held April 25, 2006 (the "2006 Proxy Statement"), under the captions "Election of Directors", "Audit Committee Financial Expert", "Code of Ethics", and "Compliance with Section 16", which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's 2006 Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 on page 12 under the caption "Executive Compensation," page 16 under the captions "Director Compensation" and "401(k) Plan and ESOP," page 17 under the captions "2004 Stock Option Plan" and " Compensation Committee Interlocks and Insider Participation," and page 14 under the caption "Employment Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated by reference to pages 10 and 11 of the registrant's 2006 Proxy Statement under the captions "Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholders Holding 5% or more."

     The following table shows the Company's shareholder approved and non-shareholder approved equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                             Number of securities
                                                                           remaining available for
                      Number of securities to be     Weighted-average       future issuance under
                        issued upon exercise of      exercise price of       equity compensation
                         outstanding options,      outstanding options,        plans (excluding
   Plan category          warrants and rights       warrants and rights   securities in column (a))
-------------------   --------------------------   --------------------   -------------------------
Equity compensation
plans approved by
security holders                31,100                    $24.42                   418,900

Equity compensation
plans not approved
by security holders              None                      None                      None
                                ------                    ------                   -------
   Total                        31,100                    $24.42                   418,900
                                ======                    ======                   =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's 2006 Proxy Statement at page 17 under the caption "Transactions with Certain Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information on pages 8 and 9 of the 2006 Proxy Statement, under the caption "Item 2. Approval of Auditors" is incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

     (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2005. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

     1.   Independent Auditor's Report

     2.   Consolidated Balance Sheets as of December 31, 2005 and 2004

     3. Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2005

     4. Consolidated Statements of Stockholders' Equity for each of the years in the Three-Year Period Ended December 31, 2005

     5. Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2005

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

4.1    Specimen Certificate of Common Stock*

10.1   Management Continuity Agreement with Robert L. Cole*

10.2   Management Continuity Agreement with Theodore G. Bangert*

10.3   Management Continuity Agreement with David A. Wilson*

10.4   2004 Stock Compensation Plan**

10.5   Form of Incentive Stock Option Agreement and Non-Qualified Stock Option
       Agreement (filed herewith)

10.6   Deferred Compensation Plan, as amended (filed herewith)

11     Computation of Earnings Per Share (filed herewith on page 3 of the 2005
       Annual Report to Shareholders including Note 1 thereto)

13     Portions of 2005 Annual Report to Shareholders (filed herewith)

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

                               PEOPLES STATE BANK


Date: March 31, 2006                    By: /s/ Robert L. Cole
                                            ------------------------------------
                                            Robert L. Cole
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert L. Cole                  Date: March 31, 2006
    ---------------------------------
    Robert L. Cole
    President and Chief Executive
    Officer
    (Principal Executive Officer
    and Director)


By: /s/ David A. Wilson                 Date: March 31, 2006
    ---------------------------------
    David A. Wilson
    Senior Vice President and Chief
    Financial Officer
    (Principal Financial and
    Accounting Officer)


By: /s/ Dr. James Jacobs                Date: March 31, 2006
    ---------------------------------
    Dr. James Jacobs
    (Director)


By: /s/ Michael J. Kowalski             Date March 31, 2006
    ---------------------------------
    Michael J. Kowalski
    (Director)


By: /s/ Longine V. Morawski             Date: March 31, 2006
    ---------------------------------
    Longine V. Morawski
    (Director)


By: /s/ Sydney L Ross                   Date: March 31, 2006
    ---------------------------------
    Sydney L. Ross
    (Director)


By: /s/ Edward H. Turner                Date March 31, 2006
    ---------------------------------
    Edward H. Turner
    (Director)


By: /s/ David L. Wood                   Date: March 31, 2006
    ---------------------------------
    David L. Wood
    (Director)

                                  Exhibit Index

NO.                                   DESCRIPTION
---                                   -----------
10.5   Form of Incentive Stock Option Agreement and Non-Qualified Stock Option
       Agreement

10.6   Deferred Compensation Plan, as amended

13     Portions of 2005 Annual Report to Shareholders

14     Code of Ethics

21.1   Subsidiaries of Registrant

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