Form 10-Q
period 2006-03-31
PSB GROUP INC
filed 2006-05-15
CIK 1235091

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006     Commission File No.: 000-50301

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes [ ] No [X]

      The Registrant had 3,029,152 shares of Common Stock outstanding as of
                                March 31, 2006.

================================================================================

                                TABLE OF CONTENTS

                                                                                 PAGE
PART I - FINANCIAL INFORMATION ................................................    3

  ITEM 1. FINANCIAL STATEMENTS ................................................    3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ...............................................   12

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........   17

  ITEM 4: CONTROLS AND PROCEDURES .............................................   17

PART II. -- OTHER INFORMATION .................................................   18

  Item 1. Legal Proceedings ...................................................   18

  Item 1A. Risk Factors .......................................................   18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .........   18

  Item 3. Defaults Upon Senior Securities .....................................   18

  Item 4. Submission of Matters to a Vote of Security Holders .................   18

  Item 5. Other Information ...................................................   18

  Item 6. Exhibits ............................................................   18

  SIGNATURES ..................................................................   20

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

      ACCOUNTING FOR GOODWILL - Effective January 1, 2002, the Corporation adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changes the Corporation's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. The adoption of SFAS 142 resulted in an increase in net income for 2002 of approximately $164,000 due to a decrease in amortization expense. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor was any impairment loss recorded in 2003, 2004, 2005 or 2006 to date.

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2006          2005
                                                                     ---------    ------------
ASSETS
Cash and cash equivalents                                            $  11,920     $  12,261
Securities available for sale                                           93,319        93,645
Loans                                                                  371,371       365,093
Less allowance for possible loan loss                                   (3,753)       (3,670)
                                                                     ---------     ---------
Net loans                                                              367,618       361,423
Loans held for sale                                                      1,637         6,235
Bank premises and equipment                                             12,420        12,663
Accrued interest receivable                                              2,423         2,406
Other assets                                                             6,091         6,378
                                                                     ---------     ---------
Total assets                                                         $ 495,428     $ 495,011
                                                                     =========     =========

LIABILITIES
Deposits:
Non-interest bearing                                                 $  57,250     $  54,445
Interest bearing                                                       379,571       370,213
                                                                     ---------     ---------
Total deposits                                                         436,821       424,658
Short-term borrowings                                                    8,455        20,440
Long-term debt                                                           5,744         5,770
Accrued taxes, interest and other liabilities                            1,037           963
                                                                     ---------     ---------
Total liabilities                                                      452,057       451,831

SHAREHOLDERS' EQUITY

Common stock - no par value - 5,000,000 authorized - 3,029,152 shares issued and outstanding at March 31, 2006 and
December 31, 2005                                                       20,406        20,406
Unearned ESOP benefits                                                    (744)         (770)
Common stock held in trust                                                (230)         (230)
Deferred compensation obligation                                           230           230
Retained earnings                                                       24,547        24,357
Accumulated other comprehensive (loss)/ income                            (838)         (813)
                                                                     ---------     ---------
Total shareholders' equity                                              43,371        43,180
                                                                     ---------     ---------
Total liabilities and stockholders' equity                           $ 495,428     $ 495,011
                                                                     =========     =========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      ------------------
                                                                        2006      2005
                                                                      -------    ------
INTEREST INCOME:
Interest and fees on loans                                            $ 6,657    $5,461
SECURITIES:
Taxable                                                                   592       631
Tax-exempt                                                                326       176
Federal funds sold                                                         28        24
                                                                      -------    ------
TOTAL INTEREST INCOME                                                   7,603     6,292
INTEREST EXPENSE:
Deposits                                                                2,869     1,837
Short-term borrowings                                                      95         9
Long-term debt                                                             55        55
                                                                      -------    ------
TOTAL INTEREST EXPENSE                                                  3,019     1,901
                                                                      -------    ------

NET INTEREST INCOME                                                     4,584     4,391
Provision for loan loss                                                   188       404
                                                                      -------    ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     4,396     3,987
OTHER OPERATING INCOME:
Service charges on deposit accounts                                       548       568
Other income                                                              774       881
                                                                      -------    ------

TOTAL OTHER INCOME                                                      1,322     1,449
OTHER OPERATING EXPENSE:
Salaries and employee benefits                                          2,467     2,248
Occupancy costs                                                         1,060       860
Legal and professional                                                    307       272
Other operating expense                                                   931       806
                                                                      -------    ------

TOTAL OTHER OPERATING EXPENSES                                          4,765     4,186
                                                                      -------    ------

INCOME - BEFORE FEDERAL INCOME TAXES                                      953     1,250
Federal income taxes                                                      218       363
                                                                      -------    ------
NET INCOME                                                            $   735    $  887
                                                                      =======    ======

BASIC EARNINGS PER AVERAGE OUTSTANDING SHARE OF COMMON STOCK          $  0.24    $ 0.29
                                                                      =======    ======

CASH DIVIDEND PER SHARE                                               $  0.18    $ 0.18
                                                                      =======    ======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               ------------------
                                                 2006       2005
                                               -------     -----
Net income                                     $   735     $ 887

Other comprehensive income (loss):
Change in unrealized gain on securities
    available for sale, net of tax                 (25)     (684)
                                               -------     -----

Comprehensive income                           $   710     $ 203
                                               =======     =====

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2006
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           Unearned        Common        Deferred                                    Total
                               Common        ESOP           Stock          Comp.       Retained    Accumulated    Shareholders'
                               Stock       Benefits     Held in Trust   Obligation     Earnings        OCI           Equity
                               -------     --------     -------------   ----------     --------    -----------    -------------
Balance - Dec 31, 2005         $20,406      ($770)         ($230)         $230          $24,357      ($813)         $ 43,180

Net Income                                                                              $   735                     $    735

Change in unrealized gain
on securities available
for sale, net of tax                                                                                 ($ 25)        ($     25)

Earned ESOP Benefit                          $ 26                                                                   $     26

Cash Dividends                                                                         ($   545)                   ($    545)
                               -------      -----          -----          ----          -------      -----          --------
Balance - Mar 31, 2006         $20,406      ($744)         ($230)         $230          $24,547      ($838)         $ 43,371
                               =======      =====          =====          ====          =======      =====          ========

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2006         2005
                                                            --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                  $  1,710     $  1,279

CASH FLOW FROM INVESTING ACTIVITIES:
Net (increase) decrease in securities                            219      (16,068)
Net increase in loans                                         (6,383)      (3,191)
Net (increase) decrease in loans held for sale                 4,598         (759)
Capital expenditures                                            (118)        (904)
                                                            --------     --------

NET CASH USED IN INVESTING ACTIVITIES                         (1,684)     (20,922)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                      12,163        8,295
Net increase (decrease) in short-term borrowings             (11,985)       8,725
Cash dividends                                                  (545)        (520)
                                                            --------     --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (367)      16,500
                                                            --------     --------

NET DECREASE IN CASH                                            (341)      (3,143)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               12,261       14,253
                                                            --------     --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 11,920     $ 11,110
                                                            ========     ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2005 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2006 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                            March 31, 2006
                                                              ------------------------------------------
                                                                           Gross      Gross    Estimated
                                                              Amortized Unrealized  Unrealized   Market
                                                                 Cost      Gains      Losses     Value
                                                              --------- ----------  ---------- ---------
Available - for-sale securities:
     U.S. treasury securities and obligations of
        U.S. government corporations and agencies              $58,278    $     5    $ 1,234    $57,049
     Obligations of state and political subdivisions            33,575         99        119     33,555
     Corporate debt securities                                   1,000          -         20        980
     Other                                                       1,735          -          -      1,735
                                                               -------    -------    -------    -------
     Total available-for-sale securities                       $94,588    $   104    $ 1,373    $93,319
                                                               =======    =======    =======    =======

                                                                    December 31, 2005
                                                    ------------------------------------------------
                                                                   Gross        Gross      Estimated
                                                    Amortized    Unrealized   Unrealized     Market
                                                       Cost        Gains        Losses       Value
                                                    ---------    ----------   ----------   ---------
Available-for-sale securities:
      U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies                $  60,428    $       3    $   1,186    $  59,245
      Obligations of state and political
            subdivisions                               31,714           96          130       31,680
       Corporate debt securities                        1,000            -           15          985
       Other                                            1,735            -            -        1,735
                                                    ---------    ---------    ---------    ---------
        Total available-for-sale securities         $  94,877    $      99    $   1,331    $  93,645
                                                    =========    =========    =========    =========

The amortized cost and estimated market value of securities at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2006, all securities are available for sale (000s omitted).

                                                       Available for Sale
                                                    --------------------------
                                                    Amortized         Market
                                                      Cost             Value
                                                    ---------        ---------
Due in one year or less                             $  24,825        $  24,650
Due in one year through five years                     22,340           21,814
Due after five years through ten years                 18,847           18,840
Due after ten years                                     7,679            7,634
                                                    ---------        ---------
                                                       73,691           72,938

Federal agency pools                                   19,162           18,646
Other                                                   1,735            1,735
                                                    ---------        ---------
    Total                                           $  94,588        $  93,319
                                                    =========        =========

Securities having a carrying value of $2,500,000 (market value of $2,411,725) were pledged at March 31, 2006 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at March 31, 2006 and December 31, 2005 are as follows (dollars in thousands):

                                                      MARCH 31,  DECEMBER 31,
                                                       2006        2005
                                                     ----------  -----------
Mortgages on Real Estate                             $  310,797  $  307,010
Commercial                                               49,058      45,868
Consumer                                                 11,516      12,215
                                                     ----------  ----------

Total                                                $  371,371  $  365,093
                                                     ==========  ==========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2006, other real estate owned consisted of three properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have increased $982 thousand, or 23% since December 31, 2005. The following table summarizes non-performing assets (dollars in thousands):

                                                    March 31,      December 31,
                                                      2006             2005
                                                    ---------      ------------
Non-accrual loans                                    $3,726           $1,651
Loans past due 90 or more days                        1,065            2,044
Renegotiated loans                                      401              515
                                                     ------           ------
Total non-performing loans                            5,192            4,210
Other real estate owned                                 306              306
                                                     ------           ------
  Total non-performing assets                        $5,498           $4,516
                                                     ======           ======

Total non-performing loans to total loans              1.40%            1.15%

Total non-performing assets to total assets            1.11%            0.91%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                               MARCH 31,  DECEMBER 31,
                                                 2006        2005
                                               ---------  ------------
Loan loss balance - Beginning of period         $ 3,670     $ 3,394

Provision                                           188       1,554
Loan losses                                        (182)     (1,880)
Loan recoveries                                      77         602
                                                -------     -------
Loan loss balance - End of period               $ 3,753     $ 3,670
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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 12 banking offices and 8 mortgage offices, with a new bank branch scheduled to open in the third quarter of 2006.

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

We also offer a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Vision Investment Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products. Substantially all of our deposits are from local market areas surrounding each of our offices.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through March 31, 2006, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. To date, the effects of this change have been insignificant.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $417 thousand to $495.4 million at March 31, 2006 from $495.0 million at December 31, 2005. The balance of our investment securities decreased by approximately $326 thousand to $93.3 million at March 31, 2006 as compared to $93.6 million at December 31, 2005. Our loan portfolio increased approximately $6.3 million to $371.4 million at March 31, 2006. This was the result of a $3.8 million increase in loans secured by real estate and a $3.2 million increase in other commercial loans. This increase was partially offset by a $700 thousand decrease in other consumer loans. Loans held for sale decreased $4.6 million to $1.6 million at March 31, 2006. Other assets decreased approximately $270 thousand at March 31, 2006.

The allowance for loan losses as a percentage of total loans remained at 1.01% at March 31, 2006, the same as December 31, 2005. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" to the Financial Statements contained in this report are hereby incorporated by this reference.

Total liabilities increased $226 thousand to $452.1 million at March 31, 2006 from $451.8 million at December 31, 2005. Total deposits increased $12.2 million to $436.8 million at March 31, 2006 from $424.6 at December 31, 2005. This was mainly due to a $13.3 million increase in certificates of deposit and a $488 thousand increase in savings deposits, partially offset by a $1.5 million decrease in demand deposits. The increase in total deposits was used to fund our increased assets and to reduce our short-term borrowings by almost $12 million.

FINANCIAL RESULTS

Three Months Ended March 31, 2006

Net income for the three months ended March 31, 2006 was $735 thousand compared to $887 thousand for the same period in 2005. Total interest income increased $1.3 million in the first quarter 2006 compared to the first quarter 2005. Interest and fees on loans increased $1.2 million in the first quarter 2006 over the same period in 2005. The increase in interest and fees on loans was due mainly to increased interest rates over the 2005 levels, but also to a $25.6 million increase in average loan balances. We experienced a $39.8 million increase in average commercial loans which was partially offset by a $10.4 million reduction in our average mortgage loan balances and a $3.8 million drop in our average consumer loans. Interest income on securities and federal funds sold was $115 thousand higher in the first quarter of 2006 than the same period in 2005. This increase was also due to the overall higher interest rate environment in 2006. Our average investment in securities and federal funds actually dropped approximately $12 million from the first quarter 2005 levels but this was more than offset by higher average yields earned in 2006.

Interest expense increased $1.1 million in the first quarter 2006 compared to the first quarter 2005. Interest on deposits increased $1 million due mainly to the higher interest rate environment in 2006. In addition to the higher interest rate environment, average total deposits in the first quarter 2006 were about $14 million higher than in 2005, contributing to the increase in interest expense. Also, we experienced a change in our deposit mix between the two periods. There was a drop in our relatively low cost interest bearing demand deposits of about $21 million that we replaced with higher cost certificates of deposit.

During the first quarter 2006, there was a $188 thousand provision for loan losses recorded in order to maintain the allowance for possible loan losses at a level that management believes is appropriate in light first quarter net charge-offs and the growth in the loan portfolio. This compares to a $404 thousand provision recorded in the first quarter 2005.

Total other operating income decreased $127 thousand in the first quarter 2006 compared to the first quarter 2005. Approximately $77 thousand of this decrease is due to losses taken on the sale of certain investment securities. Low yielding securities were sold at a loss and the funds were reinvested in higher yielding securities that were available. The loss taken on the sale will be more than recovered by the higher yielding replacement securities before the end of the year. In addition, the Bank realized a $31 thousand gain on the sale of other real estate in the first quarter 2005. There was no similar gain recorded in 2006.

Total other operating expenses increased $579 thousand in the first quarter 2006 over the same period in 2005. Compensation and employee benefits increased $219 thousand. This is mainly due to increased staffing related to our new offices. We have a new bank branch that was opened in August, 2005 in Fenton, Michigan. In addition, our mortgage subsidiary, Universal Mortgage Corporation, acquired two new offices, one in Ann Arbor, Michigan and one in Howell, Michigan, in June 2005. Occupancy costs increased $200 thousand in the first quarter 2006 over the first quarter 2005. This increase is also mainly due to the new offices mentioned above. Other operating expenses increased $125 thousand in the first quarter 2006 over the first quarter 2005. Some of these increased expenses, such as postage and telephone expenses, are also related to operating the new offices. In addition, our marketing expense increased $137 thousand in the first quarter 2006 over the first quarter 2005. This is mainly the result of an acceleration in our marketing program as many of our campaigns were scheduled for the first quarter this year. The increases in other operating expenses were partially offset by the fact that a $54 thousand operating loss that we suffered in the first quarter 2005 was not repeated in 2006.

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

During the three months ended March 31, 2006, $1.7 million in cash was provided by operations. This, plus $17 million in cash provided through increased deposits and the reduction in loans held for sale, was used to increase our loan portfolio by $6 million and pay down our short-term borrowings by $12 million. In addition, we had a net cash outflow of $118 thousand for capital expenditures and paid $545 thousand in cash dividends during the period. During the three months ended March 31, 2006, we experienced a net decrease of $341 thousand in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At March 31, 2006, the Company had commitments to extend credit of $63.8 million and stand-by letters of credit of $3 million compared to $58.4 million and $4.8 million, respectively, at December 31, 2005.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2006:

Tier 1 capital                                     $ 39,654
Total capital                                      $ 43,407
Tier 1 capital to risk-weighted assets                10.64%
Total capital to risk-weighted assets                 11.65%

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

Based on the March 31, 2006 simulation, the Company is in a position to benefit from the rising interest rates that are anticipated. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to increase as interest rates rise. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed information

ITEM 4: CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2006.

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

      ITEM 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

                                 PSB GROUP, INC.

Date:  May 15, 2006              /s/ Robert L. Cole
                                 ----------------------------------------------
                                 ROBERT L. COLE
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 15, 2006               /s/ David A. Wilson
                                 ----------------------------------------------
                                 DAVID A. WILSON
                                 CHIEF FINANCIAL OFFICER

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