Form 10-Q
period 2006-06-30
PSB GROUP INC
filed 2006-08-14
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006     Commission File No.:  000-50301

                                 PSB GROUP, INC.
             (Exact name of registrant as specified in its charter)

                MICHIGAN                             42-1591104
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                 Yes [ ] No [X]

The Registrant had 3,029,152 shares of Common Stock outstanding as of June 30, 2006.

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I - FINANCIAL INFORMATION ..................................................................       3

 ITEM 1. FINANCIAL STATEMENTS ...................................................................       3

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...      13

 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................      17

 ITEM 4: CONTROLS AND PROCEDURES ................................................................      18

PART II.- OTHER INFORMATION .....................................................................      19

 Item 1. Legal Proceedings ......................................................................      19

 Item 1A. Risk Factors ..........................................................................      19

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ............................      19

 Item 3. Defaults Upon Senior Securities ........................................................      19

 Item 4. Submission of Matters to a Vote of Security Holders ....................................      19

 Item 5. Other Information ......................................................................      20

 Item 6. Exhibits ...............................................................................      20

SIGNATURES ......................................................................................      21

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable loan losses. Loan losses are charged against the allowance when management believes loan balances are uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires an estimate of the loss for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows and an estimate of the value of collateral.

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

      ACCOUNTING FOR GOODWILL - Effective January 1, 2002, the Company adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changes the Corporation's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor has any impairment loss been recorded since the adoption of this standard.

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2006           2005
                                                             -----------    ------------
ASSETS

Cash and cash equivalents                                    $    12,317    $     12,261

Securities available for sale                                     89,237          93,645

Loans                                                            380,838         365,093

Less allowance for possible loan loss                             (3,807)         (3,670)
                                                             -----------    ------------
Net loans                                                        377,031         361,423

Loans held for sale                                                1,644           6,235

Bank premises and equipment                                       11,918          12,663

Accrued interest receivable                                        2,580           2,406

Other assets                                                       6,068           6,378
                                                             -----------    ------------
Total assets                                                 $   500,795    $    495,011
                                                             ===========    ============

LIABILITIES
Deposits:
Non-interest bearing                                         $    58,093    $     54,445
Interest bearing                                                 388,914         370,213
                                                             -----------    ------------
Total deposits                                                   447,007         424,658

Short-term borrowings                                              8,225          20,440
Long-term debt                                                       744           5,770
Accrued taxes, interest and other liabilities                      1,602             963
                                                             -----------    ------------
Total liabilities                                                457,578         451,831

SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000
authorized - 3,029,152 shares issued and
outstanding at June 30, 2006 and December 31, 2005                20,406          20,406
Unearned ESOP benefits                                              (744)           (770)
Additional paid in - Stock Options                                    10              --
Common stock held in trust                                          (230)           (230)
Deferred compensation obligation                                     230             230
Retained earnings                                                 24,940          24,357
Accumulated other comprehensive (loss)/ income                    (1,395)           (813)
                                                             -----------    ------------
Total shareholders' equity                                        43,217          43,180
                                                             -----------    ------------
Total liabilities and stockholders' equity                   $   500,795    $    495,011
                                                             ===========    ============

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)


                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                             ---------------------   ---------------------
                                                                2006       2005        2006        2005
                                                             ---------   ---------   ---------   ---------
INTEREST INCOME:
Interest and fees on loans                                   $   7,008   $   5,770   $  13,665   $  11,231
SECURITIES:

Taxable                                                            574         712       1,166       1,343
Tax-exempt                                                         329         195         655         371
Federal funds sold                                                  12           3          40          27
                                                             ---------   ---------   ---------   ---------
TOTAL INTEREST INCOME                                            7,923       6,680      15,526      12,972
INTEREST EXPENSE:

Deposits                                                         3,205       2,097       6,074       3,934
Short-term borrowings                                               47          32         142          40
Long-term debt                                                      15          56          70         112
                                                             ---------   ---------   ---------   ---------
TOTAL INTEREST EXPENSE                                           3,267       2,185       6,286       4,086
                                                             ---------   ---------   ---------   ---------
NET INTEREST INCOME                                              4,656       4,495       9,240       8,886
Provision for loan loss                                            291         145         479         549
                                                             ---------   ---------   ---------   ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              4,365       4,350       8,761       8,337
OTHER OPERATING INCOME:

Service charges on deposit accounts                                585         591       1,133       1,159
Other income                                                       766       1,021       1,540       1,902
                                                             ---------   ---------   ---------   ---------
TOTAL OTHER INCOME                                               1,351       1,612       2,673       3,061
OTHER OPERATING EXPENSE:
Salaries and employee benefits                                   2,284       2,140       4,751       4,388
Occupancy costs                                                    998         805       2,058       1,665
Legal and professional                                             272         304         579         576
Other operating expense                                            900         871       1,831       1,677
                                                             ---------   ---------   ---------   ---------
TOTAL OTHER OPERATING EXPENSES                                   4,454       4,120       9,219       8,306
                                                             ---------   ---------   ---------   ---------

INCOME - BEFORE FEDERAL INCOME TAXES                             1,262       1,842       2,215       3,092
Federal income taxes                                               324         560         542         923
                                                             ---------   ---------   ---------   ---------
NET INCOME                                                   $     938   $   1,282   $   1,673   $   2,169
                                                             =========   =========   =========   =========

BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING SHARE
OF COMMON STOCK                                              $     .31   $     .42   $     .55   $     .72
                                                             =========   =========   =========   =========

                                                             =========   =========   =========   =========
CASH DIVIDENDS PER SHARE                                     $     .18   $     .17   $     .36   $     .34
                                                             =========   =========   =========   =========

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         ------------------
                                                                          2006       2005
                                                                         -------    -------
Net income                                                               $ 1,673    $ 2,169

Other comprehensive income (loss):
Change in unrealized gain on securities
     available for sale, net of tax                                         (582)      (379)
                                                                         -------    -------

Comprehensive income                                                     $ 1,091    $ 1,790
                                                                         =======    =======

                                PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30, 2006
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                Unearned    Add'l Paid        Common
                                       Common     ESOP      in Capital -      Stock
                                       Stock    Benefits   Stk Options    Held in Trust
                                     ---------  --------   -------------  -------------
Balance - December 31, 2005          $  20,406  ($   770)                 ($        230)

Net Income

Change in unrealized gain on
securities available for sale, net
of tax

Earned ESOP Benefit                             $     26

Add'l Paid in Capital-Stk Options               $                     10

Cash Dividends

                                     ---------  --------   -------------  -------------
Balance - June 30, 2006              $  20,406  ($   744)  $          10  ($        230)
                                     =========  ========   =============  =============
                                       Deferred                              Total
                                        Comp.     Retained   Accumulated   Shareholders'
                                     Obligation   Earnings      OCI           Equity
                                     ----------   --------   -----------   -------------
Balance - December 31, 2005          $      230    $24,357   ($      813)   $     43,180

Net Income                                         $ 1,673                         1,673

Change in unrealized gain on
securities available for sale, net
of tax                                                       ($      582)  ($        582)



Earned ESOP Benefit                                                         $         26

Add'l Paid in Capital-Stk Options                                           $         10

Cash Dividends                                    ($ 1,090)                ($      1,090)

                                     ----------   --------   -----------   -------------
Balance - June 30, 2006              $      230    $24,940   ($    1,395)   $     43,217
                                     ==========   ========   ===========   =============

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ----------------------
                                                                 2006         2005
                                                               ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                     $   4,028    $   2,637

CASH FLOW FROM INVESTING ACTIVITIES:
Net (increase)/decrease in securities                              3,436      (16,736)
Net increase in loans                                            (16,087)      (8,745)
Net (increase)/decrease in loans held for sale                     4,591       (1,363)
Capital expenditures                                                (452)      (1,861)
Proceeds on sale of fixed assets                                     496           --
                                                               ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                             (8,016)     (28,705)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                          22,349       12,481
Net increase/(decrease) in short-term borrowings                 (12,215)      11,680
Net decrease in long-term debt                                    (5,000)          --
Cash dividends                                                    (1,090)      (1,043)
                                                               ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,044       23,118
                                                               ---------    ---------

NET INCREASE/(DECREASE) IN CASH                                       56       (2,950)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   12,261       14,253
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $  12,317    $  11,303
                                                               =========    =========

PSB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2005 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2006 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                            June 30, 2006
                                                           ------------------------------------------------
                                                                         Gross         Gross      Estimated
                                                           Amortized   Unrealized   Unrealized     Market
                                                              Cost       Gains         Losses       Value
                                                           ---------   ----------   -----------   ---------
Available - for-sale securities:
     U.S. treasury securities and obligations of
        U.S. government corporations and agencies          $  55,268   $        3   $     1,569   $  53,702
     Obligations of state and
        political subdivisions                                33,347           12           527      32,832
     Corporate debt securities                                 1,000           --            32         968
     Other                                                     1,735           --            --       1,735
                                                           ---------   ----------   -----------   ---------
     Total available-for-sale securities                   $  91,350   $       15   $     2,128   $  89,237
                                                           =========   ==========   ===========   =========


                                                                          December 31, 2005
                                                           ------------------------------------------------
                                                                          Gross        Gross      Estimated
                                                           Amortized   Unrealized   Unrealized      Market
                                                             Cost         Gains       Losses        Value
                                                           ---------   ----------   -----------   ---------
Available-for-sale securities:
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies                       $  60,428   $        3   $     1,186   $  59,245
      Obligations of state and political
           subdivisions                                       31,714           96           130      31,680
       Corporate debt securities                               1,000           --            15         985
       Other                                                   1,735           --            --       1,735
                                                           ---------   ----------   -----------   ---------
        Total available-for-sale securities                $ 94,877    $       99   $     1,331   $  93,645
                                                           =========   ==========   ===========   =========

The amortized cost and estimated market value of securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2006, all securities are available for sale (000s omitted).

                                                             Available for Sale
                                                           ---------------------
                                                           Amortized     Market
                                                             Cost        Value
                                                           ---------   ---------
Due in one year or less                                    $  23,045   $  22,911
Due in one year through five years                            23,066      22,376
Due after five years through ten years                        17,763      17,432
Due after ten years                                            7,582       7,390
                                                           ---------   ---------

                                                              71,456      70,109

Federal agency pools                                          18,159      17,393
Other                                                          1,735       1,735
                                                           ---------   ---------
                       Total                               $  91,350   $  89,237
                                                           =========   =========

Securities having a carrying value of $2,500,000 (market value of $2,379,700) were pledged at June 30, 2006 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at June 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

                                                            JUNE 30,   DECEMBER 31,
                                                             2006          2005
                                                           ---------   ------------
Commercial Real Estate                                     $ 211,395   $    197,431
Residential Mortgages                                        105,889        109,579
Commercial - Other                                            51,988         45,868
Consumer                                                      11,566         12,215
                                                           ---------   ------------

Total                                                      $ 380,838   $    365,093
                                                           =========   ============

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2006, other real estate owned consisted of two properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have increased $1.2 million, or 29% since December 31, 2005. The following table summarizes non-performing assets (dollars in thousands):

                                                   June 30,    December 31,
                                                     2006          2005
                                                   --------    ------------
Non-accrual loans                                  $  3,995    $      1,651
Loans past due 90 or more days                        1,061           2,044
Renegotiated loans                                      386             515
                                                   --------    ------------
Total non-performing loans                            5,442           4,210
Other real estate owned                                 114             306
                                                   --------    ------------
  Total non-performing assets                      $  5,556    $      4,516
                                                   ========    ============

Total non-performing loans to total loans              1.43%           1.15%

Total non-performing assets to total assets            1.11%           0.91%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                                            JUNE 30,   DECEMBER 31,
                                                             2006          2005
                                                           ---------   ------------
Loan loss balance - Beginning of period                    $   3,670   $    $ 3,394

Provision                                                        479          1,554
Loan losses                                                     (659)        (1,880)
Loan recoveries                                                  317            602
                                                           ---------   ------------

Loan loss balance - End of period                          $   3,807   $      3,670
                                                           =========   ============

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb probable losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.

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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices, 6 mortgage offices and two shared loan production offices, with an additional banking office under construction in Troy, Michigan.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through June 30, 2006, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

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

FINANCIAL CONDITION

Company assets consist of loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $6 million, or 1.2% to $501 million at June 30, 2006 from $495 million at December 31, 2005. The balance of our investment securities decreased by approximately $4.4 million to $89.2 million at June 30, 2006 as compared to $93.6 million at December 31, 2005. Our loan portfolio increased approximately $15.7 million to $380.8 million at June 30, 2006. This was the result of a $10.3 million increase in loans secured by real estate and a $6.1 million increase in other commercial loans, offset partially by a $649 thousand decrease in consumer loans. Loans held for sale decreased by $4.6 million to $1.6 million at June 30, 2006. All other assets decreased approximately $900 thousand at June 30, 2006. This was primarily due to the sale of a previously closed branch facility.

The allowance for loan losses increased $137 thousand during the first six months of 2006. As a percentage of total loans, the allowance remained at 1.00%. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" to the financial statements contained in this report are hereby incorporated by this reference.

Total liabilities increased $5.8 million to $457.6 million at June 30, 2006 from $451.8 million at December 31, 2005. This was mainly due to a $22.3 million, or 5.3% increase in total deposits to $447 million at June 30, 2006 from $425 million at December 31, 2005. We realized a $32.1 million increase in certificates of deposit and a $3.6 million increase in non-interest bearing demand balances. The increase in certificates of deposit includes $9.2 million in brokered deposits that we acquired. Proceeds from the brokered deposits were used, among other things, to pay off our $5 million long-term FHLB advance. The increases were partially offset by a $7.2 million drop in interest bearing demand balances and a $6.2 million drop in savings balances. The increase in deposits was offset by a $16.6 million decrease in our borrowings, in funding our $6 million increase in total assets.

FINANCIAL RESULTS

Three Months Ended June 30, 2006

Net income for the three months ended June 30, 2006 was $938 thousand compared to $1.3 million for the same period in 2005. Total interest income increased $1.2 million in the second quarter 2006 compared to the second quarter 2005. Interest and fees on loans increased $1.2 million in the second quarter 2006 over the second quarter 2005. Interest on securities and federal funds sold remained relatively flat, increasing $5 thousand for the same period. The increase in interest and fees on loans in the second quarter 2006 compared to the second quarter 2005 was due both to higher interest rates in 2006 and also higher average balances. Average loan balances increased $31.8 million between the two periods and we earned approximately 75 basis points more in 2006 than 2005.

Interest expense increased $1.1 million in the second quarter 2006 as compared to the same period in 2005. The increased interest expense is due mainly to higher balances and higher rates paid on our Prime Savings Plus product and Certificates of Deposit. Average Prime Savings Plus balances are about $1.4 million higher in the second quarter 2006 than they were in the second quarter 2005, and, we paid about 91 basis points higher on this product in the second quarter 2006 than the second quarter 2005. Average certificate of deposit balances are approximately $45.1 million higher in the second quarter 2006 than the second quarter 2005, and we paid 84 basis points higher in the second quarter 2006 than 2005.

During the second quarter 2006 we recorded a $291 thousand provision for loan losses compared to the $145 thousand provision in the second quarter 2005. This increase was mainly due to a large provision taken in anticipation of a loss related to one large commercial loan.

Total other income was about $261 thousand lower in the second quarter 2006 than the second quarter 2005. Reduced commercial loan fees, mainly broker fees, accounted for $247 thousand of this decrease. Lower gains on the sale of mortgages and mortgage servicing rights also contributed to the drop in Other Income.

Total other operating expenses increased $334 thousand in the second quarter 2006 over the same period in 2005. Salaries and benefits accounted for $144 thousand of this increase. Higher bonus and profit sharing accruals accounted for $90 thousand of this, the result of a reduction in this expense that was recorded in the second quarter 2005. Occupancy expenses were $193 thousand higher in the second quarter 2006 than the second quarter 2005. This increase is due in a large part to the opening of a new branch in August 2005, the acquisition of two new mortgage production offices in June 2005 and to rent being paid on our Troy, Michigan branch that is currently under construction. Legal and professional fees are down $32 thousand in the second quarter 2006 from the second quarter 2005. Other operating expenses increased $29 thousand in the second quarter 2006 over the second quarter 2005.

Six Months Ended June 30, 2006

Net income for the six months ended June 30, 2006 was $1.7 million compared to $2.2 million for the same period in 2005. Total interest income increased $2.6 million in the first six months of 2006 compared to the first six months of 2005. Interest and fees on loans increased $2.4 million. 2006 year to date average loan balances increased $21.2 million over the 2005 averages. This increase, and the 94 basis point increase in yield accounted for the increase in interest and fees on loans.

Interest income on investment securities increased $120 thousand in the first half of 2006 over the first half of 2005. Our average investment in securities and federal funds sold is actually about $8.8 million lower so far in 2006 than it was in the first half of 2005, but we increased our yield by shifting maturing U. S. Agency investments into higher yielding municipal securities.

Total interest expense increased $2.2 million in the first six months of 2006 compared to the same period in 2005. Approximately $1.4 million of this increase is due to our certificates of deposit. Our average balance in certificates of deposit in the first half of 2006 is $37.3 million higher than it was in the first half of 2005. In addition, we paid on average, 95 basis points higher on these deposits so far in 2006 than we did in the first half of 2005. Another $701 thousand of the increase is due to our Prime Savings Plus product. During the first six months of 2006, we held an average of $93.7 million in Prime Savings Plus balances compared to $86.1 million in the first six months of 2005. Also, we paid 124 basis points more on these balances in 2006 than 2005.

During the first six months of 2006, we recorded a $479 thousand provision for loan losses compared to a $549 thousand provision in the first six months of 2005.

Total other income was about $388 thousand lower in the first half of 2006 than the first half of 2005. Deposit service charges remained relatively consistent between the two periods, dropping $26 thousand in 2006. Other non-interest income decreased $362 thousand, comparing the first half of 2006 to the first half of 2005. This included a $267 thousand decrease in commercial loan fees, $180,000 of which was a drop in broker fees, and an $88 thousand drop in the gains on the sale of mortgages, which is mainly due to an overall drop in mortgage loan volume. We also realized a $77 thousand drop in the gains on the sale of securities in 2006. The decreases were partially offset by a $43 thousand increase in investment referral income.

Total operating expenses increased $913 thousand in the first six months of 2006 compared to the first six months of 2005. Total salary and benefits expense increased $363 thousand. This includes a $126 thousand increase in accrued bonuses and a $229 thousand increase in salaries and other benefits due mainly to the increased staffing to accommodate the new branch and the mortgage production offices that were acquired last year. Occupancy costs increased $393 thousand over the 2005 level. Again, this is mainly due to the new branch and mortgage production offices acquired last year. Year-to-date legal and professional fees remained relatively stable, increasing $3 thousand over 2005. Other operating expenses increased $154 thousand in the first half of 2006 over the first half of 2005. Telephone expense is up $45 thousand and stationery and supplies expense is up $19 thousand, both a direct result of the additional offices. Advertising expense is $188 thousand over the 2005 level due to the fact that many of our 2006 advertising programs were scheduled for the first half of the year. Partially offsetting these increases is the fact that a $54 thousand processing loss that we suffered in 2005 was not repeated in 2006.

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

During the six months ended June 30, 2006, $4 million in cash was provided by operations. This, plus $22.3 million in cash provided through increased deposits and $8 million from the pay-down of loans held for sale and investment securities was used to increase our loan portfolio by $16 million and pay-down our short-term and long-term borrowings by $17.2 million. In addition, we paid $1 million in cash dividends during the period. During the six months ended June 30, 2006, we experienced a net increase of approximately $56 thousand in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2006, the Company had commitments to extend credit of $69.4 million and stand-by letters of credit of $3.8 million compared with $66.6 million and $3.1 million, respectively, at December 31, 2005.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2006:

Tier 1 capital                                       $ 40,010
Total capital                                        $ 43,817
Tier 1 capital to risk-weighted assets                  10.48%
Total capital to risk-weighted assets                   11.48%

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

Based on the June 30, 2006 simulation, the Company is in an almost neutral position. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to increase slightly whether rates rise or fall. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed information.

ITEM 4: CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2006.

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

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            a. The Annual Meeting of Shareholders was held on April 25, 2006.
            b. At that meeting, the shareholders approved the following matters:

            PROPOSAL 1: ELECTION OF DIRECTORS

            That James B. Jacobs be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2009.

                  For - 2,287,563
                  Withheld - 74,413

            That Longine V. Morawski be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2009.

                  For - 2,288,613
                  Withheld - 73,363

            That Edward H. Turner be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2009.

                  For - 2,287,563
                  Withheld - 74,413

            PROPOSAL 2: RATIFY THE SELECTION OF INDEPENDENT AUDITORS

            To ratify the selection of Plante & Moran, PLLC as the independent auditors of PSB Group, Inc. for the year 2006.

                  For - 2,281,581
                  Against - 59,772
                  Abstain - 20,623

      ITEM 5. OTHER INFORMATION

            Not applicable.

      ITEM 6. EXHIBITS

                  Exhibit 10.1 Employment Agreement with Michael J. Tierney
                               (Incorporated by reference from Current Report on Form 8-K filed on June 26, 2006).

                  Exhibit 10.2 Restricted Stock Agreement with Michael J.
                               Tierney (Incorporated by reference from Current Report on Form 8-K filed on June 26, 2006).

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

                                        PSB GROUP, INC.

Date:   August 14, 2006                 /s/ Robert L. Cole
                                        -------------------------------------
                                        ROBERT L. COLE
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  August 14, 2006                  /s/ David A. Wilson
                                        -------------------------------------
                                        DAVID A. WILSON
                                        CHIEF FINANCIAL OFFICER

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