Form 10-Q
period 2006-09-30
PSB GROUP INC
filed 2006-11-14
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 Commission File No.: 000-50301

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

                              Yes  X    No
                                  ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                              Yes       No  X
                                  ---      ---

The Registrant had 3,034,152 shares of Common Stock outstanding as of September 30, 2006.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION...........................................     3
   ITEM 1. FINANCIAL STATEMENTS..........................................     3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................    13
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    18
   ITEM 4. CONTROLS AND PROCEDURES.......................................    18

PART II. -- OTHER INFORMATION............................................    19
   Item 1. Legal Proceedings.............................................    19
   Item 1A. Risk Factors.................................................    19
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    19
   Item 3. Defaults Upon Senior Securities...............................    19
   Item 4. Submission of Matters to a Vote of Security Holders...........    19
   Item 5. Other Information.............................................    19
   Item 6. Exhibits......................................................    20

   SIGNATURES............................................................    21

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

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      2006            2005
                                                 -------------    ------------
ASSETS
Cash and cash equivalents                          $ 14,945         $ 12,261
Federal Funds Sold                                    3,426               --
Securities available for sale                        71,685           93,645
Loans                                               386,711          365,093
Less allowance for possible loan loss                (3,969)          (3,670)
                                                   --------         --------
Net loans                                           382,742          361,423
Loans held for sale                                   2,538            6,235
Bank premises and equipment                          12,204           12,663
Accrued interest receivable                           2,546            2,406
Other assets                                          6,382            6,378
                                                   --------         --------
Total assets                                       $496,468         $495,011
                                                   ========         ========
LIABILITIES
Deposits:
Non-interest bearing                               $ 58,011         $ 54,445
Interest bearing                                    391,208          370,213
                                                   --------         --------
Total deposits                                      449,219          424,658
Short-term borrowings                                 1,000           20,440
Long-term debt                                          744            5,770
Accrued taxes, interest and other liabilities         1,559              963
                                                   --------         --------
Total liabilities                                   452,522          451,831

SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000
   authorized - 3,034,152 and 3,029,152
   shares issued and outstanding at
   September 30, 2006 and December 31, 2005          20,496           20,406
Unearned ESOP benefits                                 (744)            (770)
Additional paid in - Stock Options and Awards           (23)              --
Common stock held in trust                             (230)            (230)
Deferred compensation obligation                        230              230
Retained earnings                                    25,146           24,357
Accumulated other comprehensive (loss)/ income         (929)            (813)
                                                   --------         --------
Total shareholders' equity                           43,946           43,180
                                                   --------         --------
Total liabilities and stockholders' equity         $496,468         $495,011
                                                   ========         ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------   -----------------
                                                  2006     2005       2006      2005
                                                 ------   ------    -------   -------
INTEREST INCOME:
Interest and fees on loans                       $7,388   $6,187    $21,053   $17,418

SECURITIES:
Taxable                                             548      710      1,714     2,053
Tax-exempt                                          308      209        963       580
Federal funds sold                                    9       --         49        27
                                                 ------   ------    -------   -------
TOTAL INTEREST INCOME                             8,253    7,106     23,779    20,078
INTEREST EXPENSE:
Deposits                                          3,409    2,303      9,483     6,237
Short-term borrowings                                60      130        202       170
Long-term debt                                       --       55         70       167
                                                 ------   ------    -------   -------
TOTAL INTEREST EXPENSE                            3,469    2,488      9,755     6,574
                                                 ------   ------    -------   -------
NET INTEREST INCOME                               4,784    4,618     14,024    13,504
Provision for loan loss                             605      644      1,084     1,193
                                                 ------   ------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                         4,179    3,974     12,940    12,311
OTHER OPERATING INCOME:
Service charges on deposit accounts                 572      628      1,705     1,787
Other income                                        724    1,064      2,264     2,966
                                                 ------   ------    -------   -------
TOTAL OTHER INCOME                                1,296    1,692      3,969     4,753
OTHER OPERATING EXPENSE:
Salaries and employee benefits                    2,403    2,246      7,154     6,634
Occupancy costs                                     942      855      3,000     2,520
Legal and professional                              222      197        801       773
Other operating expense                             911      902      2,742     2,579
                                                 ------   ------    -------   -------
TOTAL OTHER OPERATING EXPENSES                    4,478    4,200     13,697    12,506
                                                 ------   ------    -------   -------
INCOME - BEFORE FEDERAL INCOME TAXES                997    1,466      3,212     4,558
Federal income taxes                                245      420        787     1,343
                                                 ------   ------    -------   -------
NET INCOME                                       $  752   $1,046    $ 2,425   $ 3,215
                                                 ======   ======    =======   =======
BASIC EARNINGS PER WEIGHTED AVERAGE
   OUTSTANDING SHARE OF COMMON STOCK             $  .25   $  .35    $   .80   $  1.06
                                                 ======   ======    =======   =======
CASH DIVIDENDS PER SHARE                         $  .18   $  .18    $   .54   $   .52
                                                 ======   ======    =======   =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                          -----------------
                                            2006     2005
                                           ------   ------
Net income                                 $2,425   $3,215
Other comprehensive income (loss):
Change in unrealized gain on securities
   available for sale, net of tax            (116)    (561)
                                           ------   ------
Comprehensive income                       $2,309   $2,654
                                           ======   ======

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   Add'l Paid
                                        Unearned  in Capital -       Common      Deferred                              Total
                                Common    ESOP    Stock Options      Stock         Comp.    Retained  Accumulated  Shareholders'
                                Stock   Benefits   and Awards    Held in Trust  Obligation  Earnings      OCI          Equity
                               -------  --------  -------------  -------------  ----------  --------  -----------  -------------
Balance - December 31, 2005    $20,406    ($770)                     ($230)        $230     $ 24,357     ($813)      $ 43,180
Net Income                                                                                  $  2,425                 $  2,425
Change in unrealized gain on
   securities available for
   sale, net of tax                                                                                      ($116)         ($116)
Stock Issuance - Stock Awards  $    90                                                                               $     90
Earned ESOP Benefit                      $   26                                                                      $     26
Add'l Paid in Capital-Stock
   Options                                            $  19                                                          $     19
Unearned Stock Awards                                  ($42)                                                             ($42)
Cash Dividends                                                                               ($1,636)                 ($1,636)
                               -------   ------       -----          -----         ----     --------     -----       --------
Balance - September 30, 2006   $20,496    ($744)       ($23)         ($230)        $230     $ 25,146     ($929)      $ 43,946
                               =======   ======       =====          =====         ====     ========     =====       ========

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       -------------------
                                                         2006       2005
                                                       --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:             $  5,312   $  4,727

CASH FLOW FROM INVESTING ACTIVITIES:
Net (increase)/decrease in securities                    21,619    (14,193)
Net increase in loans                                   (22,403)   (13,065)
Net (increase)/decrease in loans held for sale            3,697     (9,775)
Capital expenditures                                     (1,190)    (3,052)
Proceeds on sale of fixed assets                            590         --
                                                       --------   --------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES       2,313    (40,085)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                 24,561     15,164
Net increase/(decrease) in short-term borrowings        (19,440)    20,710
Net decrease in long-term debt                           (5,000)        --
Cash dividends                                           (1,636)    (1,588)
                                                       --------   --------
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES     (1,515)    34,286
                                                       --------   --------
NET INCREASE/(DECREASE) IN CASH                           6,110     (1,072)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          12,261     14,253
                                                       --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 18,371   $ 13,181
                                                       ========   ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2005 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2006 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                     September 30, 2006
                                                      -----------------------------------------------
                                                                     Gross        Gross     Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                         Cost        Gains       Losses       Value
                                                      ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations of U.S.
      government corporations and agencies             $42,552        $ 4        $  966      $41,590
   Obligations of state and political subdivisions      27,938         11           430       27,519
   Corporate debt securities                             1,000         --            25          975
   Other                                                 1,601         --            --        1,601
                                                       -------        ---        ------      -------
   Total available-for-sale securities                 $73,091        $15        $1,421      $71,685
                                                       =======        ===        ======      =======

                                                           December 31, 2005
                                            -----------------------------------------------
                                                           Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized     Market
                                               Cost        Gains       Losses       Value
                                            ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies              $60,428        $ 3        $1,186      $59,245
   Obligations of state and political
      subdivisions                            31,714         96           130       31,680
   Corporate debt securities                   1,000         --            15          985
   Other                                       1,735         --            --        1,735
                                             -------        ---        ------      -------
      Total available-for-sale securities    $94,877        $99        $1,331      $93,645
                                             =======        ===        ======      =======

The amortized cost and estimated market value of securities at September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2006, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $ 8,002    $ 7,878
Due in one year through five years         17,704     17,343
Due after five years through ten years     18,129     17,862
Due after ten years                         7,585      7,435
                                          -------    -------
                                           51,420     50,518
Federal agency pools                       20,070     19,566
Other                                       1,601      1,601
                                          -------    -------
   Total                                  $73,091    $71,685
                                          =======    =======

Securities having a carrying value of $5,008,173 (market value of $4,846,100) were pledged at September 30, 2006 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at September 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

                         SEPTEMBER 30,   DECEMBER 31,
                              2006           2005
                         -------------   ------------
Commercial Real Estate      $218,586       $197,431
Residential Mortgages        103,599        109,579
Commercial - Other            53,348         45,868
Consumer                      11,178         12,215
                            --------       --------
Total                       $386,711       $365,093
                            ========       ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2006, other real estate owned consisted of three properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have increased $2.9 million, or 68% since December 31, 2005. The following table summarizes non-performing assets (dollars in thousands):

                                              September 30,   December 31,
                                                   2006           2005
                                              -------------   ------------
Non-accrual loans                                $2,620          $1,651
Loans past due 90 or more days                    3,962           2,044
Renegotiated loans                                  506             515
                                                 ------          ------
Total non-performing loans                        7,088           4,210
Other real estate owned                             251             306
                                                 ------          ------
   Total non-performing assets                   $7,339          $4,516
                                                 ======          ======
Total non-performing loans to total loans          1.83%           1.15%
Total non-performing assets to total assets        1.48%           0.91%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                           NINE MONTHS
                                              ENDED        YEAR ENDED
                                          SEPTEMBER 30,   DECEMBER 31,
                                               2006           2005
                                          -------------   ------------
Loan loss balance - Beginning of period      $ 3,670        $ 3,394
Provision                                      1,084          1,554
Loan losses                                   (1,186)        (1,880)
Loan recoveries                                  401            602
                                             -------        -------
Loan loss balance - End of period            $ 3,969        $ 3,670
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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 12 banking offices, 6 mortgage offices and two shared loan production offices, with an additional banking office under construction in Troy, Michigan that is expected to open around the end of the year.

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

We also offer a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Vision Investment Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products. As of September 30, 2006, we held approximately $7 million in brokered deposits. The remainder of our deposits, approximately 98.5% of total deposits, are from local market areas surrounding each of our offices.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through September 30, 2006, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

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

FINANCIAL CONDITION

Company assets consist of loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $1.5 million to $496.5 million at September 30, 2006 from $495 million at December 31, 2005. At September 30, 2006, we had about $3.4 million of excess cash temporarily invested in federal funds. This compares to no federal funds at December 31, 2005. Our investment in securities was reduced by approximately $22 million to $72 million at September 30, 2006 compared to $94 million at December 31, 2005. This was an intentional run-off of the portfolio. Proceeds were used primarily to pay down our short-term borrowings and increase our loan portfolio. Our loan portfolio increased approximately $21.6 million to $386.7 million at September 30, 2006. This was the result of a $15.2 million increase in loans secured by real estate and a $7.5 million increase in other commercial loans, offset partially by a $1.1 million decrease in consumer loans. Loans held for sale decreased by $3.7 million to $2.5 million at September 30, 2006. All other assets decreased approximately $315 thousand at September 30, 2006.

The allowance for loan losses increased $299 thousand during the first nine months of 2006. We increased the allowance, as a percentage of total loans, to 1.03% at September 30, 2006 compared to 1.01% at December 31, 2005. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" to the financial statements contained in this report are hereby incorporated by this reference.

Total liabilities increased $691 thousand to $452.5 million at September 30, 2006 from $451.8 million at December 31, 2005. We were able to increase total deposits by $24 million, or 5.8%, to $449 million at September 30, 2006 from $425 million at December 31, 2005. We realized a $36.5 million increase in certificates of deposit and a $3.6 million increase in non-interest bearing demand balances. The increase in certificates of deposit includes $7.1 million in brokered deposits that we acquired. Proceeds from the brokered deposits were used, among other things, to pay off our $5 million long-term FHLB advance. The increases were partially offset by a $270 thousand drop in interest bearing demand balances and a $15.6 million decrease in savings balances. Of the decrease in savings balances, $11.5 million was a decrease in our higher paying Prime Savings Plus accounts as much of these funds were moved into certificates of deposit. The net increase in total deposits, along with the proceeds from the run-off of our investment portfolio, were used to pay down our short-term borrowings by $19.4 million and increase our loan portfolio.

FINANCIAL RESULTS

Three Months Ended September 30, 2006

Net income for the three months ended September 30, 2006 was $752 thousand compared to $1.0 million for the same period in 2005. Total interest income increased $1.1 million in the third quarter 2006 compared to the third quarter 2005. Interest and fees on loans increased $1.2 million in the third quarter 2006 over the third quarter 2005. Interest on securities and federal funds sold dropped by $54 thousand during the same period. The increase in interest and fees on loans in the third quarter 2006 compared to the third quarter 2005 was due both to higher interest rates in 2006 and higher average balances. Average loan balances increased $32.3 million between the two periods and we earned approximately 65 basis points more in 2006 than 2005. While interest on securities and federal funds did drop by $54 thousand when comparing the third quarter 2006 to the third quarter 2005, we were able to mitigate this loss by repositioning our portfolio. We increased our investment in tax exempt municipal securities and the result was that on a tax equivalent basis, our interest on securities and federal funds remained about the same for the two quarters.

Interest expense increased $981 thousand in the third quarter 2006 as compared to the same period in 2005. The increased interest expense is due mainly to higher balances and higher rates paid on our certificates of deposit. Average certificate of deposit balances are approximately $46.8 million higher in the third quarter 2006 than the third quarter 2005, and interest paid was 106 basis points higher in the third quarter 2006 than 2005. The other large contributing factor in our increased interest expense is our Prime Savings Plus accounts. Average Prime Savings Plus balances are actually about $5.5 million lower in the third quarter 2006 than they were in the third quarter 2005, but we paid about 106 basis points more on this product in the third quarter 2006 than the third quarter 2005.

During the third quarter 2006, we recorded a $605 thousand provision for loan losses compared to the $644 thousand provision in the third quarter 2005.

Total other income was about $396 thousand lower in the third quarter 2006 than the third quarter 2005. Reduced commercial loan fees accounted for $118 thousand of this decrease. Gains on the sale of mortgages and mortgage servicing rights decreased $156 thousand during the same period as mortgage activity slowed.

Total other operating expenses increased $278 thousand in the third quarter 2006 over the same period in 2005. Salaries and benefits accounted for $157 thousand of this increase. Higher bonus and profit sharing accruals accounted for $128 thousand of this, the result of bonus and profit sharing reversals that were recorded in the third quarter 2005. Also, in 2006, we had a full quarter's salary and benefits expense of a branch that was opened in August of 2005 and only a partial quarter's expense in 2005. Occupancy expenses were $87 thousand higher in the third quarter 2006 than the third quarter 2005. This increase is due in a large part to the opening of the new branch in August 2005 and to rent being paid on our Troy, Michigan branch that is currently under construction. Legal and professional fees are up $25 thousand in the third quarter 2006 from the third quarter 2005. Other operating expenses remained relatively flat between the two periods, increasing only $9 thousand.

Nine Months Ended September 30, 2006

Net income for the nine months ended September 30, 2006 was $2.4 million compared to $3.2 million for the same period in 2005. Total interest income increased $3.7 million in the first nine months of 2006 compared to the first nine months of 2005. Interest and fees on loans increased $3.6 million. Year to date average loan balances increased $30.4 million over the 2005 averages. This increase, and the 75 basis point increase in yield, accounted for the increase in interest and fees on loans. Interest income on investment securities increased $66 thousand in the first nine months of 2006 over the first nine months of 2005. Our average investment in securities and federal funds sold is actually about $13.5 million lower so far in 2006 than it was in the first nine months of 2005, but we increased our yield by shifting maturing U. S. Agency investments into higher yielding municipal securities.

Total interest expense increased $3.2 million in the first nine months of 2006 compared to the same period in 2005. Approximately $2.3 million of this increase is due to our certificates of deposit. Our average balance in certificates of deposit in the first nine months of 2006 is $40.5 million higher than it was in the first nine months of 2005. In addition, we paid on average, 99 basis points more on these deposits so far in 2006 than we did in the first nine months of 2005. Another $870 thousand of the increase is due to our Prime Savings Plus product. During the first nine months of 2006, we held an average of $90.4 million in Prime Savings Plus balances compared to $85.4 million in the first nine months of 2005. Also, we paid 110 basis points more on these balances in 2006 than 2005. With interest rates continuing to rise over the past year, average interest bearing demand balances dropped $15.6 million in the first nine months of 2006 compared to the same period in 2005 as customers shifted balances to higher yielding certificates of deposit and the Prime Savings Plus product.

During the first nine months of 2006, we recorded a $1.1 million provision for loan losses compared to a $1.2 million provision in the first nine months of 2005.

Total other income was about $784 thousand lower in the first nine months of 2006 than the first nine months of 2005. Deposit service charges were $82 thousand lower in the first nine months of 2006 than the same period in 2005. About half of this decrease was due to lower fee income on our Overdraft Privilege product. Other non-interest income decreased $702 thousand, comparing the first nine months of 2006 to the first nine months of 2005. This included a $382 thousand decrease in commercial loan fees, $175 thousand of which was a drop in broker fees. We also realized a $152 thousand drop in the gain on the sale of mortgages which is the result of an overall decline in mortgage loan volume. In addition, we realized a $139 thousand drop in the gain on the sale of securities in 2006 as we took some losses while we repositioned our portfolio. The decreases mentioned above were partially offset by a $60 thousand increase in investment referral income.

Total operating expenses increased $1.2 million in the first nine months of 2006 compared to the first nine months of 2005. Total salary and benefits expense increased $520 thousand. This includes a $254 thousand increase in accrued bonuses and a $266 thousand increase in salaries and other benefits due mainly to the increased staffing to accommodate the new branch and the mortgage production offices that were acquired last year. Occupancy costs increased $480 thousand over the 2005 level. Again, this is mainly due to the new branches and mortgage production offices acquired last year. Year-to-date legal and professional fees remained relatively stable, increasing $28 thousand over 2005. Other operating expenses increased $163 thousand in the first nine months of 2006 over the first nine months of 2005. Telephone expense is up $57 thousand, a direct result of the additional offices. Advertising expense is $205 thousand over the 2005 level due to the fact that many of our 2006 advertising programs were scheduled for the first part of the year. Partially offsetting these increases is the fact that a $54 thousand processing loss that we suffered in 2005 was not repeated in 2006 and we realized a $60 thousand decrease in lender paid mortgage closing costs associated with a mortgage marketing program.

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

During the nine months ended September 30, 2006, $5.3 million in cash was provided by operations. This, plus $24.6 million in cash provided through increased deposits and $25.3 million from the pay-down of loans held for sale and investment securities was used to increase our loan portfolio by $22.4 million and pay-down our short-term and long-term borrowings by $24.4 million. In addition, we paid $1.6 million in cash dividends during the period. During the nine months ended September 30, 2006, we experienced a net increase of approximately $6.1 million in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2006, the Company had commitments to extend credit of $63.5 million and stand-by letters of credit of $3.9 million compared with $66.6 million and $3.1 million, respectively, at December 31, 2005.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2006:

Tier 1 capital                           $40,188
Total capital                            $44,157
Tier 1 capital to risk-weighted assets     10.48%
Total capital to risk-weighted assets      11.51%

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

Based on the September 30, 2006 simulation, the Company is in an almost neutral position. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to change by less than 2% whether rates rise or fall. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed information.

ITEM 4: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Robert L. Cole, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cole and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2006.

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

                                        PSB GROUP, INC.


Date: November 14, 2006                 /s/ Robert L. Cole
                                        ----------------------------------------
                                        ROBERT L. COLE
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: November 14, 2006                 /s/ David A. Wilson
                                        ----------------------------------------
                                        DAVID A. WILSON
                                        CHIEF FINANCIAL OFFICER

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