Form 10-K
period 2006-12-31
PSB GROUP INC
filed 2007-04-02
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                         Commission File No. : 000-50301

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 30, 2006, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($16.45 per share), was approximately $48,177,263 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates).

     As of March 1, 2007, there were issued and outstanding 3,048,452 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006 (the "Annual Report") (Parts I and II).

2. Portions of Proxy Statement for the 2007 Annual Meeting of Shareholders (the "Proxy Statement") (Part III).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I...................................................................     4
   Item 1.  Business.....................................................     4
   Item 1A. Risk Factors.................................................    16
   Item 1B. Unresolved Staff Comments....................................    21
   Item 2.  Properties...................................................    22
   Item 3.  Legal Proceedings............................................    23
   Item 4.  Submission of Matters to a Vote of Security Holders..........    23
   SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.......    23

PART II..................................................................    24
   Item 5.  Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
            Equity Securiites............................................    24
   Item 6.  Selected Financial Data......................................    24
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    24
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...    24
   Item 8.  Financial Statements and Supplementary Data..................    25
   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    25
   Item 9A. Controls and Procedures......................................    25
   Item 9B. Other Information............................................    25

PART III.................................................................    25
   Item 10. Directors, Executive Officers and Corporate Governance.......    25
   Item 11. Executive Compensation.......................................    25
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................    25
   Item 13. Certain Relationships and Related Transactions, and Director
            Independence.................................................    26
   Item 14. Principal Accountant Fees and Services.......................    26

PART IV..................................................................    26
   Item 15.  Exhibits and Financial Statement Schedules..................    26
   SIGNATURES............................................................    28

                                     PART I

ITEM 1. BUSINESS

          PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization. In October, 2004, the Company formed a new subsidiary, PSB Capital, Inc. Through December 31, 2006, there had been no business conducted by PSB Capital, Inc.

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

          The Bank operated as a unit bank until July 20, 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices: (1) 25901 Harper Avenue, St. Clair Shores, Michigan - December 5, 1994;
(2) 14801 Twelve Mile Road, Warren, Michigan - March 13, 1995; and, (3) 31130 Ryan Road, Warren, Michigan - April 10, 1995. Subsequently, the Sterling Heights office was closed on June 30, 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. On May 15, 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the "Merger"). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison's former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. Effective March 15, 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In June 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. On March 4, 2002, the Bank opened a branch in Grosse Pointe Woods, Michigan. In September, 2003, the Fraser branch was closed with the deposit relationships transferred to another branch. During 2005, the Bank opened two new branches, one in Sterling Heights, Michigan and the other in Fenton, Michigan. The Bank opened its newest branch in January 2007, in Troy, Michigan.

          As of December 31, 2006, the Company had approximately $497 million in total assets, $398.3 million in total loans, $434 million in total deposits and $44 million in total shareholder equity.

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

          The commercial loans offered by the Company include (i) commercial real estate loans, (ii) operating lines of credit and other commercial term loans, (iii) construction loans, and (iv) SBA-guaranteed loans. The Company's commercial real estate loans are used to provide permanent financing for owner-occupied, retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written on a three to five year term, with amortizing periods ranging up to 25 years. Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collections process are also used to minimize any potential losses. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 38% of the Company's portfolio has interest rates that float with a reference rate.

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

          Consumer loans offered by the Company include (i) personal unsecured lines of credit, (ii) personal installment loans, (iii) credit cards, and (iv) home equity loans (fixed-rate term and open ended revolving lines of credits). Consumer loans are primarily automobile, home equity or unsecured loans. Consumer loans generally have maturities of five years or less and have fixed interest rates. Other loans consist of personal lines of credit and bank card advances. Personal lines of credit and home equity lines generally have maturities from one to ten years and variable interest rates. Bank card payments are generally due monthly and bear interest rates that vary from time-to-time. Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. Credit reports and industry standard debt-to-income ratios of 40% or less are used to qualify borrowers. Home equity products include both a fixed-rate term product and an open-end revolving line of credit.

Loan Approval

          Individual loan authorities are established by the Company's Board of Directors upon recommendation by the Company's senior lender. In establishing individual authority the experience of the lender is taken into consideration, as well as the type of lending in which the officer is involved. The Officers Loan Committee consists of the President of the Company, the senior lender, other lending officers and credit officers as recommended by the senior lender and approved by the Directors Loan Committee. The Officers Loan Committee has the authority to approve and consummate loans up to $2,500,000. The Directors Loan Committee of the Board of Directors has the authority to approve loans up to $5,000,000. These loans come to the Committee with a review, analysis and recommendation by the lender and the Officers Loan Committee. Loans exceeding $5,000,000 come to the full Board of Directors after review by the Directors Loan Committee with their recommendation and that of the lender. The full Board of Directors reviews, on a monthly basis, all loans approved by the Officers Loan Committee.

          The Company generally requires that loans secured by first mortgages on real estate have loan to value ratios within specified limits, up to 80% for improved property, or up to 90% if secured by private mortgage insurance. The Company also makes loans secured by second mortgages on real estate. The Company also offers non-conforming loans with certain restrictions for those customers having a lack of credit history. This product has a maximum portfolio balance of $70,000,000 and is targeted at the market of relocated persons from abroad.

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

Deposit Activities

          The Company also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign drafts, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. The Company also offers credit cards and internet banking. Investment advice, products and services are offered through Vision Investment Services, Inc., a non-affiliated Registered Broker/Dealer, Member NASD, SIPC.

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

Borrowings

          From time to time, the Company obtains advances from the FHLB of Indianapolis. Each advance is a loan with separate terms including an interest rate and maturity date. The Company can vary these terms depending on the specific liquidity and rate mix objective that management is trying to meet at the time of the borrowing. Objectives can change at various points in time depending on market conditions and loan funding needs.

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

          Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance fund and the depositors, rather than the shareholders of financial institutions.

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

THE COMPANY

          GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiaries in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

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

          The GLB Act specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities permitted for bank holding companies that are so closely related to banking or managing or controlling banks, as to be a proper incident thereto.

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

          As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements with a ratio of Tier 1 capital to risk-weighted assets of 10.14%, a ratio of total capital to risk-weighted assets of 11.22%, and a leverage ratio of 8.21%.

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

THE BANK

          GENERAL. Peoples State Bank, as a state chartered banking institution, is subject to primary supervision, examination, and regulation by the OFIS and the FDIC. The Bank's activities are governed primarily by Michigan's Banking Code of 1999 (the "Banking Code") and the Federal Deposit Insurance Act ("FDI Act"). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The FDI Act and other federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.

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

          The following table shows the capital totals and ratios for the Bank as of December 31, 2006 (000s omitted in dollar amounts):

Tier 1 capital                           $40,501
Total capital                            $44,758
Tier 1 capital to risk weighted assets     10.25%
Total capital to risk weighted assets      11.32%
Leverage ratio                              8.30%

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

          DEPOSIT INSURANCE. The Bank's deposits are insured up to applicable limits by an insurance fund administered by the FDIC. The Bank's deposits previously were insured under the Bank Insurance Fund. However, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), during 2006 the Bank Insurance Fund was merged with the Savings Association Insurance Fund to create a single deposit insurance fund.

          Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III, or IV depending on their capital levels and CAMELS composite ratings. The new regulations also establish assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may establish the reserve ratio annually between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

          FDIC-insured institutions also are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. For the first quarter of 2007, the rate established by the FDIC for this purpose is 1.22 basis points per dollar of insured deposits.

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

          RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

          - for transaction accounts totaling $8.5 million or less, a reserve of 0%; and

          - for transaction accounts in excess of $8.5 million up to and including $45.8 million, a reserve of 3%; and

          - for transaction accounts totaling in excess of $45.8 million, a reserve requirement of $1.119 million plus 10% against that portion of the total transaction accounts greater than $45.8 million.

          The dollar amounts and percentages stated above are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserve is to reduce the Bank's interest-earning assets.

          STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund.

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

EMPLOYEES

          As of December 31, 2006, the Company had 161 full-time employees and 51 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services and a retirement plan.

INCORPORATION OF ADDITIONAL INFORMATION BY REFERENCE

The following information appearing in the 2006 Annual Report to Shareholders is also incorporated into this Item 1:

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

"Consolidated Average Balances/Interest Earned-Paid/Rates 2004-2006" table - presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.

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

We Are Subject To Credit Risk

          As of December 31, 2006, approximately 75% of the Company's loan portfolio consisted of commercial, financial, real estate construction, and commercial real estate loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See Part II section "Loans" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of credit risks related to different loan types.

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

We Are Subject To Extensive Government Regulation and Supervision

          The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs and limit the types of financial services and products the Company may offer. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Note 17, "Regulatory Matters," of the notes to consolidated financial statements on pages 35-36 in our Annual Report to Shareholders.

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

   COMMON NAME OF OFFICE                  ADDRESS                OWNED OR LEASED
   ---------------------      --------------------------------   ----------------
St. Clair Shores Office       25901 Harper Ave.                  Leased
                              St. Clair Shores, MI 48081

Warren Office                 14801 12 Mile Road at Gloede       Owned
                              Warren, MI 48088

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

Farmington Hills/Halsted      37386 12 Mile Road                 Owned
                              Farmington Hills, MI 48331

Grosse Pointe Woods           21110 Mack Avenue                  Leased
                              Grosse Pointe Woods, MI 48236

Sterling Heights/             3801 Metropolitan Parkway          Land - Leased
Metropolitan Parkway          Sterling Heights, MI 48310         Building - Owned

Fenton                        17197 Silver Parkway               Owned
                              Fenton, MI 48430

Troy                          30 East Long Lake Rd.              Land - Leased
                              Troy, MI 48085                     Building - Owned

         Universal Mortgage Corporation operates the following offices:

Troy                          50 West Big Beaver, Suite 100      Leased
                              Troy, MI 48084

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2006.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages and positions of all executive officers of the Company are listed below:

                                                                    PRINCIPAL OCCUPATION
      NAME AND AGE           POSITION WITH THE COMPANY             DURING PAST FIVE YEARS
      ------------        -------------------------------   ------------------------------------
Michael J. Tierney, 52    President and Chief Executive     President and Chief Executive
                          Officer                           Officer since January 2007.
                                                            President of Peoples State Bank
                                                            since July 2006.  Managing director
                                                            for business banking in the midwest
                                                            region for JP Morgan Chase from
                                                            February 2006 to June 2006. Prior
                                                            to February 2006, Mr. Tierney spent
                                                            28 years at Comerica Inc. where he
                                                            held executive positions in retail
                                                            banking, corporate banking, private
                                                            banking and product management.

David A. Wilson, 46       Senior Vice President and Chief   Senior Vice President and Chief
                          Financial Officer                 Financial Officer since 1991.

Tami H. Janowicz, 49      Senior Vice President             Senior Vice President - Retail
                                                            Banking since February 2005; Vice
                                                            President - Compliance and CRA since
                                                            Dec. 2001; Asst. Vice Pres. - Human
                                                            Resources since 1998.

Catherine M. Revord, 47   Senior Vice President - Human     Senior Vice President - Human
                          Resources                         Resources since July, 2005; Vice
                                                            President - Human Resources from
                                                            October 2001 to July 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Information relating to the market for registrant's common equity, dividends paid and related shareholder matters appears on pages 40, 41, and 56 of the registrant's 2006 Annual Report to Shareholders and is incorporated herein by reference.

The following table provides information about purchases of the Company's common stock by the Company, including any affiliated purchasers, during the quarter ended December 31, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                            MAXIMUM NUMBER (OR
                                                       TOTAL NUMBER OF      APPROXIMATE DOLLAR
                                                     SHARES PURCHASED AS     VALUE) OF SHARES
                                                       PART OF PUBLICLY      THAT MAY YET BE
              TOTAL NUMBER OF   AVERAGE PRICE PAID    ANNOUNCED PLANS OR   PURCHASED UNDER THE
  PERIOD     SHARES PURCHASED       PER SHARE              PROGRAMS         PLANS OR PROGRAMS
  ------     ----------------   ------------------   -------------------   -------------------
10/01/06 -
   10/31/06          0                   0                    0                     0

11/01/06 -
   11/30/06          0                   0                    0                     0

12/01/06 -
   12/31/06          0                   0                    0                     0
                   ---                 ---                  ---                   ---
Total                0                   0                    0                     0
                   ===                 ===                  ===                   ===

          The Company does not currently have a stock repurchase plan in place.

ITEM 6. SELECTED FINANCIAL DATA

          The information required by this item is incorporated by reference from the table captioned "Selected Financial Information" on page 43 of the 2006 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is incorporated by reference from the section captioned "Management's Discussion and Analysis" on pages 44 through 55 of the 2006 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by this item is incorporated by reference from the section captioned "Quantitative and Qualitative Disclosures about Market Risk" on pages 54 and 55 of the 2006 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Audited Consolidated Financial Report contained on pages 1 through 41 of the 2006 Annual Report to Shareholders, together with the related notes and independent auditor's report and the Quarterly Results of Operation on pages 40 and 41 of the 2006 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

          (b) Internal controls. During the quarter ended December 31, 2006, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required under this item is incorporated by reference from the registrant's 2007 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders to be held on April 24, 2007 (the "2007 Proxy Statement"), under the captions "Election of Directors", "Role and Composition of the Board of Directors", "Audit Committee Financial Expert", "Code of Ethics", and "Compliance with Section 16", which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

          The information relating to directors' and executive compensation is incorporated by reference from the registrant's 2007 Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 under the caption "Directors' Compensation" on pages 8 and 9, "Compensation Committee Interlocks and Insider Participation" on page 20, "Compensation Committee Report" on page 21 and in the "Compensation Discussion and Analysis" section on pages 13 - 20.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item is incorporated by reference from pages 10 - 12 of the registrant's 2007 Proxy Statement under the captions "Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholders Holding 5% or more."

          The following table shows the Company's shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2006:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                              Number of securities
                                                                            remaining available for
                                                                             future issuance under
                        Number of securities to be     Weighted-average       equity compensation
                          issued upon exercise of      exercise price of        plans (excluding
                           outstanding options,      outstanding options,        securities in
Plan category               warrants and rights       warrants and rights         column (a))
-------------           --------------------------   --------------------   -----------------------
Equity compensation
   plans approved by
   security holders               67,100                    $20.88                  382,900

Equity compensation
   plans not approved
   by security holders              None                      None                     None
                                  ------                    ------                  -------
   Total                          67,100                    $20.88                  382,900
                                  ======                    ======                  =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

          The information relating to certain relationships and related transactions is incorporated by reference from the registrant's 2007 Proxy Statement at page 21 under the caption "Transactions with Certain Related Persons" and page 3 under the caption "Role and Composition of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information on pages 9 and 10 of the 2007 Proxy Statement, under the caption "Item 2. Approval of Auditors" is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

          (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2006. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

          1.   Independent Auditor's Report

          2.   Consolidated Balance Sheets as of December 31, 2006 and 2005

          3. Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2006

          4. Consolidated Statements of Stockholders' Equity for each of the years in the Three-Year Period Ended December 31, 2006

          5. Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2006

          6.   Notes to Consolidated Financial Statements

          (a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

          (a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

NO.                                   DESCRIPTION
---    -------------------------------------------------------------------------
3.1    Articles of Incorporation of PSB Group, Inc.*

3.2    Bylaws of PSB Group, Inc.*

4.1    Specimen Certificate of Common Stock.*

10.1 Employment Agreement with Michael J. Tierney (incorporated by reference from Current Report on Form 8-K filed on June 26, 2006).

10.2 Restricted Stock Agreement with Michael J. Tierney (incorporated by reference from Current Report on Form 8-K filed on June 26, 2006).

10.3   Management Continuity Agreement with David A. Wilson.*

10.4   Management Continuity Agreement with Tami Janowicz (filed herewith).

10.5 Management Continuity Agreement with Catherine M. Revord (filed herewith).

10.6   2004 Stock Compensation Plan.**

10.7   Form of Incentive Stock Option Agreement and Non-Qualified Stock Option
       Agreement (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2005).

10.8 Deferred Compensation Plan, as amended (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2005).

11     Computation of Earnings Per Share (filed herewith on page 3 of the 2006
       Annual Report to Shareholders including Note 1 thereto).

13     Portions of 2006 Annual Report to Shareholders (filed herewith).

14     Code of Ethics (filed herewith).

21.1   Subsidiaries of Registrant (filed herewith).

23.    Consent of Plante & Moran, PLLC.

31.1   Certification of Michael J. Tierney required by Rule 13a - 14(a).

31.2   Certification of David A. Wilson required by Rule 13a - 14(a).

32.1   Certification of Michael J. Tierney required by Rule 13a - 14(b) and
       Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2   Certification of David A. Wilson required by Rule 13a - 14(b) and Section
       906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

----------
* Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

** Incorporated by reference from Registrant's Proxy Statement for the 2004 annual meeting of shareholders.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES STATE BANK


Date: April 2, 2007                     By: /s/ Michael J. Tierney
                                            ------------------------------------
                                            Michael J. Tierney
                                            President and Chief Executive
                                            Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael J. Tierney              Date: April 2, 2007
    ---------------------------------
    Michael J. Tierney
    President and Chief Executive
    Officer
    (Principal Executive Officer and
    Director)


By: /s/ David A. Wilson                 Date: April 2, 2007
    ---------------------------------
    David A. Wilson
    Senior Vice President and Chief
    Financial Officer
    (Principal Financial and
    Accounting Officer)


By: /s/ Robert L. Cole                  Date: April 2, 2007
    ---------------------------------
    Robert L. Cole
    (Director)


By: /s/ Dr. James Jacobs                Date: April 2, 2007
    ---------------------------------
    Dr. James Jacobs
    (Director)


By: /s/ Michael J. Kowalski             Date: April 2, 2007
    ---------------------------------
    Michael J. Kowalski
    (Director)


By: /s/ Longine V. Morawski             Date: April 2, 2007
    ---------------------------------
    Longine V. Morawski
    (Director)


By: /s/ Sydney L Ross                   Date: April 2, 2007
    ---------------------------------
    Sydney L. Ross
    (Director)


By: /s/ Edward H. Turner                Date: April 2, 2007
    ---------------------------------
    Edward H. Turner
    (Director)


By: /s/ David L. Wood                   Date: April 2, 2007
    ---------------------------------
    David L. Wood
    (Director)