Form 10-Q
period 2007-03-31
PSB GROUP INC
filed 2007-05-15
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007     Commission File No.: 000-50301

                                 PSB GROUP, INC.
             (Exact name of registrant as specified in its charter)

            MICHIGAN
(State or other jurisdiction of                               42-1591104
 incorporation or organization)                       (I.R.S. Employer I.D. No.)

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

                                 Yes [ ] No [X]

The Registrant had 3,068,552 shares of Common Stock outstanding as of March 31,
                                      2007.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION ..........................................     3

   ITEM 1.  FINANCIAL STATEMENTS ........................................     3

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ...................................    13

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK ........................................................    17

   ITEM 4:  CONTROLS AND PROCEDURES .....................................    17

PART II. -- OTHER INFORMATION ...........................................    18

   Item 1.  Legal Proceedings ...........................................    18

   Item 1A. Risk Factors ................................................    18

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds ....................................................    18

   Item 3.  Defaults Upon Senior Securities .............................    18

   Item 4.  Submission of Matters to a Vote of Security Holders .........    18

   Item 5.  Other Information ...........................................    18

   Item 6.  Exhibits ....................................................    18

   SIGNATURES ...........................................................    20

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

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                 MARCH 31,   DECEMBER 31,
                                                   2007          2006
                                                 ---------   ------------
ASSETS
Cash and cash equivalents                         $ 13,788     $ 13,950
Securities available for sale                       63,109       63,748
Loans                                              409,246      398,344
Less allowance for possible loan loss               (4,232)      (4,257)
                                                  --------     --------
Net loans                                          405,014      394,087
Loans held for sale                                  1,324        3,693
Bank premises and equipment                         12,599       12,731
Accrued interest receivable                          2,706        2,776
Other assets                                         6,268        6,249
                                                  --------     --------
Total assets                                      $504,808     $497,234
                                                  ========     ========
LIABILITIES
Deposits:
Non-interest bearing                              $ 59,327     $ 59,320
Interest bearing                                   390,437      374,640
                                                  --------     --------
Total deposits                                     449,764      433,960
Short-term borrowings                                8,000       16,875
Long-term debt                                         590          744
Accrued taxes, interest and other liabilities        1,544        1,409
                                                  --------     --------
Total liabilities                                  459,898      452,988
SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000
   authorized - 3,068,552 shares issued and
   outstanding at March 31, 2007 and 3,034,152
   at December 31, 2006                             20,753       20,496
Unearned ESOP benefits                                (590)        (744)
Common stock held in trust                            (230)        (230)
Deferred compensation obligation                       230          230
Additional paid in capital - stock
   options/awards                                     (232)         (12)
Retained earnings                                   25,415       25,062
Accumulated other comprehensive loss                  (436)        (556)
                                                  --------     --------
Total shareholders' equity                          44,910       44,246
                                                  --------     --------
Total liabilities and stockholders' equity        $504,808     $497,234
                                                  ========     ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                 THREE MONTHS
                                                    ENDED
                                                  MARCH 31,
                                               ---------------
                                                2007     2006
                                               ------   ------
INTEREST INCOME:
Interest and fees on loans                     $7,594   $6,657
SECURITIES:
Taxable                                           416      592
Tax-exempt                                        270      326
Federal funds sold                                 --       28
                                               ------   ------
TOTAL INTEREST INCOME                           8,280    7,603
INTEREST EXPENSE:
Deposits                                        3,397    2,869
Interest on borrowings                            134      150
                                               ------   ------
TOTAL INTEREST EXPENSE                          3,531    3,019
                                               ------   ------
NET INTEREST INCOME                             4,749    4,584
Provision for loan loss                           120      188
                                               ------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                       4,629    4,396
OTHER OPERATING INCOME:
Service charges on deposit accounts               567      548
Other income                                      688      774
                                               ------   ------
TOTAL OTHER INCOME                              1,255    1,322
OTHER OPERATING EXPENSE:
Salaries and employee benefits                  2,395    2,467
Occupancy costs                                 1,049    1,060
Legal and professional                            323      307
Other operating expense                           890      931
                                               ------   ------
TOTAL OTHER OPERATING EXPENSES                  4,657    4,765
                                               ------   ------
INCOME - BEFORE FEDERAL INCOME TAXES            1,227      953
Federal income taxes                              325      218
                                               ------   ------
NET INCOME                                     $  902   $  735
                                               ======   ======
BASIC EARNINGS PER AVERAGE OUTSTANDING SHARE
   OF COMMON STOCK                             $ 0.30   $ 0.24
                                               ======   ======
CASH DIVIDEND PER SHARE                        $ 0.18   $ 0.18
                                               ======   ======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                           THREE MONTHS
                                              ENDED
                                            MARCH 31,
                                          -------------
                                           2007    2006
                                          ------   ----
Net income                                $  902   $735
Other comprehensive income (loss):
Change in unrealized gain on securities
   available for sale, net of tax            120    (25)
                                          ------   ----
Comprehensive income                      $1,022   $710
                                          ======   ====

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2007
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   Common
                                       Unearned    Stock     Deferred     Add'l Paid in                                Total
                              Common     ESOP     Held in      Comp.      Capital - Stk   Retained   Accumulated   Shareholders'
                              Stock    Benefits    Trust    Obligation   Options/Awards   Earnings       OCI           Equity
                             -------   --------   -------   ----------   --------------   --------   -----------   -------------
Balance - Dec 31, 2006       $20,496     ($744)    ($230)      $230           ($12)        $25,062      ($556)        $44,246
Net Income                                                                                 $   902                    $   902
Change in unrealized gain
   on securities available
   for sale, net of tax                                                                                $  120         $   120
Earned ESOP Benefit                     $  154                                                                        $   154
Restricted Stock Awards      $   257                                                                                  $   257
Additional paid in Capital
   Stock Options/Awards                                                      ($220)                                     ($220)
Cash Dividends                                                                               ($549)                     ($549)
                             -------    ------     -----       ----          -----         -------     ------         -------
Balance - Mar 31, 2007       $20,753     ($590)    ($230)      $230          ($232)        $25,415      ($436)        $44,910
                             =======    ======     =====       ====          =====         =======     ======         =======

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                     2007       2006
                                                   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:         $  1,568   $  1,710
CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in securities                              813        219
Net increase in loans                               (11,047)    (6,383)
Net decrease in loans held for sale                   2,369      4,598
Capital expenditures                                   (245)      (118)
                                                   --------   --------
NET CASH USED IN INVESTING ACTIVITIES                (8,110)    (1,684)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                             15,804     12,163
Net decrease in short-term borrowings                (8,875)   (11,985)
Cash dividends                                         (549)      (545)
                                                   --------   --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      6,380       (367)
                                                   --------   --------
NET DECREASE IN CASH                                   (162)      (341)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      13,950     12,261
                                                   --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 13,788   $ 11,920
                                                   ========   ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2006 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2007 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                      March 31, 2007
                                                     -----------------------------------------------
                                                                    Gross        Gross     Estimated
                                                     Amortized   Unrealized   Unrealized     Market
                                                        Cost        Gains       Losses       Value
                                                     ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S.  treasury  securities  and  obligations of
      U.S. government corporations and agencies       $33,411        $14         $541       $32,884
   Obligations of state and political
      subdivisions                                     27,827         81          190        27,718
   Corporate debt securities                            1,000         --           25           975
   Other                                                1,532         --           --         1,532
                                                      -------        ---         ----       -------
   Total available-for-sale securities                $63,770        $95         $756       $63,109
                                                      =======        ===         ====       =======

                                                                    December 31, 2006
                                                     -----------------------------------------------
                                                                    Gross        Gross     Estimated
                                                     Amortized   Unrealized   Unrealized     Market
                                                        Cost        Gains       Losses       Value
                                                     ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. Treasury securities and obligations of
      U.S. government corporations and agencies       $34,203        $13         $643       $33,573
   Obligations of state and political
      subdivisions                                     27,855         68          255        27,668
   Corporate debt securities                            1,000         --           25           975
   Other                                                1,532         --           --         1,532
                                                      -------        ---         ----       -------
   Total available-for-sale securities                $64,590        $81         $923       $63,748
                                                      =======        ===         ====       =======

The amortized cost and estimated market value of securities at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2007, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                           Cost       Value
                                         ---------   -------
Due in one year or less                   $ 4,431    $ 4,375
Due in one year through five years         14,438     14,258
Due after five years through ten years     17,398     17,347
Due after ten years                         7,552      7,488
                                          -------    -------
                                           43,819     43,468
Federal agency pools                       18,419     18,109
Other                                       1,532      1,532
                                          -------    -------
   Total                                  $63,770    $63,109
                                          =======    =======

Securities having a carrying value of $5,006,000 (market value of $4,897,000) were pledged at March 31, 2007 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at March 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

                         MARCH 31,   DECEMBER 31,
                            2007         2006
                         ---------   ------------
Commercial Real Estate    $239,354     $232,466
Residential Mortgages      102,099      103,343
Commercial                  57,637       51,827
Consumer                    10,156       10,708
                          --------     --------
Total                     $409,246     $398,344
                          ========     ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2007, other real estate owned consisted of six properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have increased $4.5 million, or 58% since December 31, 2006. The following table summarizes non-performing assets (dollars in thousands):

                                              March 31,   December 31,
                                                 2007         2006
                                              ---------   ------------
Non-accrual loans                              $ 7,262       $3,069
Loans past due 90 or more days                   4,587        4,148
Renegotiated loans                                 344          486
                                               -------       ------
Total non-performing loans                      12,193        7,703
Other real estate owned                            581          325
                                               -------       ------
   Total non-performing assets                 $12,774       $8,028
                                               =======       ======
Total non-performing loans to total loans         2.98%        1.93%
Total non-performing assets to total assets       2.53%        1.61%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                           THREE MONTHS
                                               ENDED          YEAR ENDED
                                          MARCH 31, 2007   DECEMBER 31, 2006
                                          --------------   -----------------
Loan loss balance - Beginning of period       $4,257           $ $3,670
Provision                                        120              1,839
Loan losses                                     (250)            (1,716)
Loan recoveries                                  105                464
                                              ------           --------
Loan loss balance - End of period             $4,232           $  4,257
                                              ======           ========

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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 12 banking offices and 3 mortgage offices, with a new bank branch scheduled to open in the third quarter of 2007.

We provide customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Services.

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

We also offer a full range of deposit and personal banking services insured by the FDIC, including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Vision Investment Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products. As of March 31, 2007, we held approximately $2.2 million in brokered deposits. The remainder of the deposits, approximately 99.5% of total deposits, are from local market areas surrounding our branches.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through March 31, 2007, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006, and accordingly began recognizing expense relating to outstanding stock options at that time.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $7.6 million to $504.8 million at March 31, 2007 from $497.2 million at December 31, 2006. The balance of our investment securities decreased by approximately $639 thousand to $63.1 million at March 31, 2007 as compared to $63.7 million at December 31, 2006. Our loan portfolio increased approximately $10.9 million to $409.2 million at March 31, 2007. This was the result of a $6.9 million increase in commercial real estate loans and a $5.8 million increase in other commercial loans. This increase was partially offset by a $1.2 million drop in loans secured by residential real estate and a $552 thousand drop in consumer loans. Loans held for sale decreased $2.4 million to $1.3 million at March 31, 2007. Other assets remained relatively flat, decreasing by about $183 thousand at March 31, 2007.

The allowance for loan losses as a percentage of total loans dropped to 1.03% at March 31, 2007 compared to 1.07% at December 31, 2006. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" to the Financial Statements contained in this report are hereby incorporated by this reference.

Total liabilities increased $6.9 million to $459.9 million at March 31, 2007 from $453 million at December 31, 2006. Total deposits increased $15.8 million to $449.8 million at March 31, 2007 from $434 at December 31, 2006. This was mainly due to a $15.3 million increase in certificates of deposit and a $5.5 million increase in savings deposits, partially offset by a $3.7 million decrease in money market deposits and a $1.3 million drop in NOW balances.. The increase in total deposits was used to fund our increased assets and to reduce our short-term borrowings by over $8 million.

FINANCIAL RESULTS

Three Months Ended March 31, 2007

Net income for the three months ended March 31, 2007 was $902 thousand compared to $735 thousand for the same period in 2006. Total interest income increased $677 thousand in the first quarter 2007 compared to the first quarter 2006. Interest and fees on loans increased $937 thousand in the first quarter 2007 over the same period in 2006. The increase in interest and fees on loans was due mainly to the overall increase in our loan portfolio and to a lesser degree, a slight increase in the yield. We generated a $41.6 million increase in our average commercial loans in the first quarter 2007 compared to the first quarter 2006. This plus a 30 basis point increase in the yield on commercial loans resulted in a $1 million increase in interest and fees on commercial loans. Our average consumer loan balances were approximately $1.4 million higher in the first quarter 2007 than the 2006 level. We realized a 19 basis point increase in yield on consumer loans in the first quarter 2007 compared to 2006. The result of the higher average balances and higher yield was a $38 thousand increase in interest and fees on consumer loans. During the first quarter 2007, we continued to allow our mortgage loan portfolio to run-off. Average mortgage loan balances during the first quarter 2007 were $6.8 million lower than during the first quarter 2006. This drop in average mortgage balances combined with a 13 basis point drop in yield resulted in a $118 thousand drop in interest and fees on mortgage loans compared to the first quarter 2006.

Our average investment in securities and federal funds decreased $32.6 million comparing the first quarter 2007 to the same period in 2006, as funds were moved to higher yielding loans. The result was a $260 thousand decrease in interest on securities. This decrease would have been greater except that through some restructuring of the portfolio we were able to increase our yield by approximately 39 basis points from period to period.

Interest expense increased $512 thousand in the first quarter 2007 compared to the first quarter 2006. Interest on deposits increased $528 thousand due mainly to a shift in deposits. Comparing the first quarter 2007 to the first quarter 2006, we saw a shift from money market and savings deposits to higher paying certificates of deposit as customers traded liquidity for higher rates. Our average money market balances decreased $8.6 million and average savings balances decreased $19.4 million. Average certificate of deposit balances increased $27.2 million. This shift in balances along with upward pressure on deposit rates resulted in the $528 thousand increase in interest expense on deposits.

During the first quarter 2007, even though we experienced an increase in our non-performing loans, a detailed analysis of our loan portfolio determined that we should record a $120 thousand provision for loan losses in order to maintain the allowance for possible loan losses at a level that management believes is appropriate in light of first quarter net charge-offs and the growth in the loan portfolio. This compares to a $188 thousand provision recorded in the first quarter 2006.

Total other operating income decreased $67 thousand in the first quarter 2007 compared to the first quarter 2006. This decrease was mainly the result of a $46 thousand decrease in the gains on the sale of mortgage loans due to lower mortgage origination volume and a $66 thousand decrease in loan related fee income. The decreases were partially offset by the fact that we realized a $54 thousand loss on the sale of securities in the first quarter 2006 that was not repeated this year.

Total other operating expenses decreased $108 thousand when comparing the first quarters of 2007 and 2006. Salary and benefits expense decreased $72 thousand. Bonus and incentive accruals increased $179 thousand as new incentive programs were put in place in 2007, but this was more than offset by a $109 thousand increase in deferred loan origination costs, a $53 thousand decrease in mortgage commissions and a $53 thousand decrease in medical expense accruals. Other operating expense decreased $41 thousand. This was primarily the result of an $82 thousand decrease in marketing expense as a large number of the 2006 marketing campaigns were scheduled for the first quarter of the year. This was partially offset by a $50 thousand loss realized in the first quarter 2007 resulting from a branch robbery.

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

During the three months ended March 31, 2007, $1.6 million in cash was provided by operations. This, plus $18.2 million in cash provided through increased deposits and the reduction in loans held for sale, was used to increase our loan portfolio by $11 million and pay down our short-term borrowings by $8.9 million. In addition, we had a net cash outflow of $245 thousand for capital expenditures and paid $549 thousand in cash dividends during the period. During the three months ended March 31, 2007, we experienced a net decrease of $162 thousand in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At March 31, 2007, the Company had commitments to extend credit of $87 million and stand-by letters of credit of $6 million compared to $78.9 million and $5.4 million, respectively, at December 31, 2006.

As of March 31, 2007, the Company also had a $1.7 million contractual obligation related to the construction of our new branch office in Grosse Pointe, Michigan.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2007:

Tier 1 capital                           $41,024
Total capital                            $45,256
Tier 1 capital to risk-weighted assets     10.13%
Total capital to risk-weighted assets      11.17%

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

Based on our most recent simulation, the Company is in an almost neutral position. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income is forecasted to change by less than 1% whether rates rise or fall. Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for more detailed information.

ITEM 4: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2007.

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

     ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

     ITEM 5. OTHER INFORMATION

          Not applicable.

     ITEM 6. EXHIBITS

          a. Exhibits

               Exhibit 10.1 Form of Restricted Stock Agreement

               Exhibit 31.1 Certification of Michael J. Tierney required by Rule
                            13a - 14(a)

               Exhibit 31.2 Certification of David A. Wilson required by Rule
                            13a - 14(a)

               Exhibit 32.1 Certification of Michael J. Tierney required by Rule
                            13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

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

                                        PSB GROUP, INC.


Date: May 15, 2007                      /s/ Michael J. Tierney
                                        ----------------------------------------
                                        Michael J. Tierney
                                        President and Chief Executive Officer


Date: May 15, 2007                      /s/ David A. Wilson
                                        ----------------------------------------
                                        David A. Wilson
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 10.1   Form of Restricted Stock Agreement

Exhibit 31.1   Certification of Michael J. Tierney required by Rule 13a - 14(a)

Exhibit 31.2   Certification of David A. Wilson required by Rule 13a - 14(a)

Exhibit 32.1 Certification of Michael J. Tierney required by Rule 13a - 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
               Section 1350

Exhibit 32.2   Certification of David A. Wilson required by Rule 13a - 14(b) and
               Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
               Section 1350