Form 10-Q
period 2007-06-30
PSB GROUP INC
filed 2007-08-14
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007      Commission File No.: 000-50301

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

                               Yes [ ]   No [X]

The Registrant had 3,073,802 shares of Common Stock outstanding as of August 13, 2007.

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I -- FINANCIAL INFORMATION ..........................................     3

   ITEM 1. FINANCIAL STATEMENTS ..........................................     3

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS .........................................    13

   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    17

   ITEM 4: CONTROLS AND PROCEDURES .......................................    18

PART II. -- OTHER INFORMATION ............................................    19

   Item 1. Legal Proceedings .............................................    19

   Item 1A. Risk Factors .................................................    19

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...    19

   Item 3. Defaults Upon Senior Securities ...............................    19

   Item 4. Submission of Matters to a Vote of Security Holders ...........    19

   Item 5. Other Information .............................................    20

   Item 6. Exhibits ......................................................    20

   SIGNATURES ............................................................    21

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

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                JUNE 30,   DECEMBER 31,
                                                  2007         2006
                                                --------   ------------
ASSETS
Cash and cash equivalents                       $ 12,150     $ 13,950
Securities available for sale                     60,994       63,748
Loans                                            417,296      398,344
Less allowance for possible loan loss             (5,865)      (4,257)
                                                --------     --------
Net loans                                        411,431      394,087
Loans held for sale                                  864        3,693
Bank premises and equipment                       12,681       12,731
Accrued interest receivable                        2,753        2,776
Other assets                                       6,583        6,249
                                                --------     --------
Total assets                                    $507,456     $497,234
                                                ========     ========
LIABILITIES
Deposits:
Non-interest bearing                            $ 60,129     $ 59,320
Interest bearing                                 393,270      374,640
                                                --------     --------
Total deposits                                   453,399      433,960
Short-term borrowings                              8,980       16,875
Long-term debt                                       590          744
Accrued taxes, interest and other liabilities      1,008        1,409
                                                --------     --------
Total liabilities                                463,977      452,988
SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000
authorized -  3,073,802 shares issued and
outstanding at June 30, 2007 and 3,034,152 at
December 31, 2006                                 21,210       20,496
Unearned ESOP benefits                              (590)        (744)
Additional paid in Capital - Stock                  (617)         (12)
Options/Awards
Common stock held in trust                          (230)        (230)
Deferred compensation obligation                     230          230
Retained earnings                                 24,523       25,062
Accumulated other comprehensive loss              (1,047)        (556)
                                                --------     --------
Total shareholders' equity                        43,479       44,246
                                                --------     --------
Total liabilities and stockholders' equity      $507,456     $497,234
                                                ========     ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                 THREE MONTHS
                                                    ENDED         SIX MONTHS ENDED
                                                   JUNE 30,           JUNE 30,
                                               ---------------   -----------------
                                                2007     2006      2007      2006
                                               ------   ------   -------   -------
INTEREST INCOME:
Interest and fees on loans                     $7,644   $7,008   $15,238   $13,665
SECURITIES:
Taxable                                           397      574       813     1,166
Tax-exempt                                        269      329       539       655
Federal funds sold                                 10       12        10        40
                                               ------   ------   -------   -------
TOTAL INTEREST INCOME                           8,320    7,923    16,600    15,526
INTEREST EXPENSE:
Deposits                                        3,603    3,205     7,000     6,074
Short-term borrowings                              91       47       225       142
Long-term debt                                     --       15        --        70
                                               ------   ------   -------   -------
TOTAL INTEREST EXPENSE                          3,694    3,267     7,225     6,286
                                               ------   ------   -------   -------
NET INTEREST INCOME                             4,626    4,656     9,375     9,240
Provision for loan losses                       1,840      291     1,960       479
                                               ------   ------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                          2,786    4,365     7,415     8,761
OTHER OPERATING INCOME:
Service charges on deposit accounts               610      585     1,177     1,133
Other income                                      557      766     1,245     1,540
                                               ------   ------   -------   -------
TOTAL OTHER INCOME                              1,167    1,351     2,422     2,673
OTHER OPERATING EXPENSE:
Salaries and employee benefits                  2,499    2,284     4,894     4,751
Occupancy costs                                   908      998     1,957     2,058
Legal and professional                            316      272       639       579
Other operating expense                           873      900     1,763     1,831
                                               ------   ------   -------   -------
TOTAL OTHER OPERATING EXPENSES                  4,596    4,454     9,253     9,219
                                               ------   ------   -------   -------
INCOME - BEFORE FEDERAL INCOME TAXES             (643)   1,262       584     2,215
Federal income tax (benefit)                     (304)     324        21       542
                                               ------   ------   -------   -------
NET INCOME (LOSS)                              $ (339)  $  938   $   563   $ 1,673
                                               ======   ======   =======   =======
BASIC EARNINGS (LOSS) PER WEIGHTED AVERAGE
OUTSTANDING SHARE OF COMMON STOCK              $ (.11)  $  .31   $   .18   $   .55
                                               ======   ======   =======   =======
CASH DIVIDENDS PER SHARE                       $  .18   $  .18   $   .36   $   .36
                                               ======   ======   =======   =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                            SIX MONTHS
                                               ENDED
                                             JUNE 30,
                                          --------------
                                          2007     2006
                                          -----   ------
Net income                                $ 563   $1,673
Other comprehensive loss:
Change in unrealized loss on securities
   available for sale, net of tax          (491)    (582)
                                          -----   ------
Comprehensive income                      $  72   $1,091
                                          =====   ======

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2007
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Common
                                             Unearned   Add'l Paid    Stock    Deferred                              Total
                                     Common    ESOP    in Capital -  Held in     Comp.    Retained  Accumulated  Shareholders'
                                     Stock   Benefits   Stk Options   Trust   Obligation  Earnings      OCI          Equity
                                    -------  --------  ------------  -------  ----------  --------  -----------  -------------
Balance - December 31, 2006         $20,496   ($744)       ($12)      ($230)     $230     $ 25,062      ($556)     $ 44,246
Net Income                                                                                $    563                 $    563
Change in unrealized loss on                                                                            ($491)        ($491)
securities available for sale, net
of tax
Earned ESOP Benefit                            $154                                                                $    154
Restricted Stock Awards             $   714                                                                        $    714
Add'l Paid in Capital-Stock                               ($605)                                                      ($605)
   Options/Awards
Cash Dividends                                                                             ($1,102)                 ($1,102)
                                    -------   -----       -----       -----      ----     --------    -------      --------
Balance - June 30, 2007             $21,210   ($590)      ($617)      ($230)     $230     $ 24,523    ($1,047)     $ 43,479
                                    =======   =====       =====       =====      ====     ========    =======      ========

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)


                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                  -------------------
                                                    2007       2006
                                                  --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        $  2,826   $  4,028
CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in securities                           1,999      3,436
Net increase in loans                              (19,304)   (16,087)
Net decrease in loans held for sale
                                                     2,829      4,591
Capital expenditures                                (1,048)      (452)
Proceeds on sale of fixed assets                       456        496
                                                  --------   --------
NET CASH USED IN INVESTING ACTIVITIES              (15,068)    (8,016)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                            19,439     22,349
Net decrease in short-term borrowings               (7,895)   (12,215)
Net decrease in long-term debt                          --     (5,000)
Cash dividends                                      (1,102)    (1,090)
                                                  --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           10,442      4,044
                                                  --------   --------
NET INCREASE/(DECREASE) IN CASH                     (1,800)        56
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     13,950     12,261
                                                  --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD         $ 12,150   $ 12,317
                                                  ========   ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2006 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2007 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                   June 30, 2007
                                                  -----------------------------------------------
                                                                 Gross        Gross     Estimated
                                                  Amortized   Unrealized   Unrealized     Market
                                                     Cost        Gains       Losses       Value
                                                  ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations of
      U.S. government corporations and agencies    $32,632        $ 3       $  (773)     $31,862
   Obligations of state and
      political subdivisions                        27,916          5          (811)      27,110
   Corporate debt securities                           500         --           (10)         490
   Other                                             1,532         --            --        1,532
                                                   -------        ---       -------      -------
   Total available-for-sale securities             $62,580        $ 8       $(1,594)     $60,994
                                                   =======        ===       =======      =======

                                                           December 31, 2006
                                            -----------------------------------------------
                                                           Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized     Market
                                               Cost        Gains       Losses       Value
                                            ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies              $34,203        $13        $(643)      $33,573
   Obligations of state and political
      subdivisions                            27,855         68         (255)       27,668
   Corporate debt securities                   1,000         --          (25)          975
   Other                                       1,532         --           --         1,532
                                             -------        ---        -----       -------
      Total available-for-sale securities    $64,590        $81        $(923)      $63,748
                                             =======        ===        =====       =======

The amortized cost and estimated market value of securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2007, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $10,374    $10,263
Due in one year through five years          8,694      8,502
Due after five years through ten years     17,039     16,547
Due after ten years                         7,303      7,040
                                          -------    -------
                                           43,410     42,352
Federal agency pools                       17,638     17,110
Other                                       1,532      1,532
                                          -------    -------
   Total                                  $62,580    $60,994
                                          =======    =======

Securities having a carrying value of $5,005,029 (market value of $4,875,525) were pledged at June 30, 2007 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at June 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

                         JUNE 30,   DECEMBER 31,
                           2007         2006
                         --------   ------------
Commercial Real Estate   $249,960     $232,466
Residential Mortgages      97,615      103,343
Commercial - Other         60,054       51,827
Consumer                    9,667       10,708
                         --------     --------
Total                    $417,296     $398,344
                         ========     ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2007, other real estate owned consisted of four properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have increased $6.6 million, or 86% since December 31, 2006. The following table summarizes non-performing assets (dollars in thousands):

                                              June 30,   December 31,
                                                2007         2006
                                              --------   ------------
Non-accrual loans                             $11,860       $3,069
Loans past due 90 or more days                  2,076        4,148
Renegotiated loans                                392          486
                                              -------       ------
Total non-performing loans                     14,328        7,703
Other real estate owned                           550          325
                                              -------       ------
   Total non-performing assets                $14,878       $8,028
                                              =======       ======
Total non-performing loans to total loans        3.43%        1.93%
Total non-performing assets to total assets      2.93%        1.61%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                          JUNE 30,   DECEMBER 31,
                                            2007         2006
                                          --------   ------------
Loan loss balance - Beginning of period    $4,257      $$ 3,670
Provision                                   1,960         1,839
Loan losses                                  (534)       (1,716)
Loan recoveries                               182           464
                                           ------      --------
Loan loss balance - End of period          $5,865      $  4,257
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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 12 banking offices, 3 mortgage offices with an additional banking office under construction in Grosse Pointe Woods, Michigan.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through June 30, 2007, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. Through June 30, 2007, the Company has recorded $108 thousand in share based compensation expense.

FINANCIAL CONDITION

Company assets consist of loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $10 million, or 2% to $507 million at June 30, 2007 from $497 million at December 31, 2006. The balance of our investment securities decreased by approximately $2.7 million to $61.0 million at June 30, 2007 as compared to $63.7 million at December 31, 2006. Our loan portfolio increased approximately $19 million to $417.3 million at June 30, 2007. This was the result of an $11.8 million increase in loans secured by real estate and an $8.2 million increase in other commercial loans, offset partially by a $1 million decrease in consumer loans. Loans held for sale decreased $2.8 million to $864 thousand at June 30, 2007. All other assets increased approximately $261 thousand at June 30, 2007, compared to December 31, 2006.

The allowance for loan losses was increased $1.6 million during the first six months of 2007. As a percentage of total loans, the allowance increased to 1.41% from 1.07%. The increase in the allowance for loan losses is a result of the increase in non-performing loans that we have experienced since December 31, 2006. Management believes this reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" to the financial statements contained in this report are hereby incorporated by this reference.

Total liabilities increased $11 million to $464 million at June 30, 2007 from $453 million at December 31, 2006. This was mainly due to a $19.4 million, or 4.5% increase in total deposits to $453.4 million at June 30, 2007 from $434 million at December 31, 2006. We realized a $24.3 million increase in certificates of deposit, a $4.0 million increase in savings balances and an $800 thousand increase in non-interest bearing demand balances. The increases were partially offset by a $9.7 million drop in interest bearing demand balances (NOW and Money Markets). The increase in deposits was offset by an $8.1 million decrease in our borrowings, in funding our $10 million increase in total assets.

FINANCIAL RESULTS

Three Months Ended June 30, 2007

For the three months ended June 30, 2007, we realized a net loss of $339 thousand compared to net income of $938 thousand for the same period in 2006. Total interest income increased $397 thousand in the second quarter 2007 compared to the second quarter 2006. Interest and fees on loans increased $636 thousand in the second quarter 2007 over the second quarter 2006. Interest on securities and federal funds sold decreased $239 thousand for the same period, as the investment portfolio was allowed to run-off. Proceeds from maturing securities were invested in higher yielding loans. The increase in interest and fees on loans in the second quarter 2007 compared to the second quarter 2006 was due mainly to higher average loan balances. Average loan balances increased $34.3 million between the two periods.

Interest expense increased $427 thousand in the second quarter 2007 as compared to the same period in 2006. The increased interest expense is due mainly to higher balances and higher rates paid on our certificates of deposit. Average certificates of deposit balances are about $21.6 million higher in the second quarter 2007 than they were in the second quarter 2006, and, we paid about 53 basis points higher on this product in the second quarter 2007 than the second quarter 2006. The increase in interest expense on certificates of deposit was partially offset by the fact that average interest bearing demand balances and average savings balances dropped a combined $22.5 million for the same period as customers traded in the liquidity of the demand and savings accounts for the higher yielding certificates of deposit.

During the second quarter 2007 we recorded a $1.8 million provision for loan losses compared to the $291 thousand provision in the second quarter 2006. This large increase in our loan loss provision was necessary because of the $6.6 million increase in non-performing loans that we have experienced since December 31, 2006.

Total other income was about $184 thousand lower in the second quarter 2007 than the second quarter 2006. Lower gains on the sale of mortgages and mortgage servicing rights accounted for $93 thousand of this decrease and lower commercial loan broker fee income accounted for another $45 thousand of the decrease.

Total other operating expenses increased $142 thousand in the second quarter 2007 over the same period in 2006. Salaries and benefits accounted for $215 thousand of this increase. Higher bonus and incentive accruals, including stock awards and stock options, accounted for $143 thousand of this, as new incentive programs were instituted. Occupancy expenses were $90 thousand lower in the second quarter 2007 than the second quarter 2006. This decrease is due in a large part to the closing of a bank branch and three mortgage origination offices in an effort to improve efficiency. Legal and professional fees are up $44 thousand in the second quarter 2007 from the second quarter 2006. Other operating expenses decreased $27 thousand in the second quarter 2007 over the second quarter 2006.

Six Months Ended June 30, 2007

Net income for the six months ended June 30, 2007 was $563 thousand compared to $1.7 million for the same period in 2006. Total interest income increased $1.1 million in the first six months of 2007 compared to the first six months of 2006. Interest and fees on loans increased $1.6 million. 2007 year to date average loan balances increased $34.5 million over the 2006 averages. This increase, and the 15 basis point increase in yield accounted for the increase in interest and fees on loans. Interest income on investment securities decreased $499 thousand in the first half of 2007 over the first half of 2006. Our average investment in securities and federal funds sold is about $30.5 million lower so far in 2007 than it was in the first half of 2006, but we increased our yield by approximately 34 basis points helping to mitigate the loss of income. Funds from maturing securities were re-invested in higher yielding loans.

Total interest expense increased $939 thousand in the first six months of 2007 compared to the same period in 2006. Approximately $1.1 million of the increase is due to our certificates of deposit. Our average balance in certificates of deposit in the first half of 2007 is $24.3 million higher than it was in the first half of 2006. In addition, we paid on average, 63 basis points higher on these deposits so far in 2007 than we did in the first half of 2006. The increase in interest expense on certificates of deposit was partially offset by a combined $211 thousand decrease in interest expense on interest bearing demand balances and savings balances. Again, customers were trading in the liquidity of the demand and savings balances for the higher yielding certificates of deposit.

During the first half of 2007, we experienced a $6.6 million increase in our non-performing loans. A detailed analysis of our loan portfolio determined that we should record a $1.96 million provision for loan losses in order to maintain the allowance for possible loan losses at a level that management believes is appropriate in light of first half net charge-offs, the growth in non-performing loans and the overall growth in the loan portfolio. This compares to a $479 thousand provision recorded in the first half of 2006.

Total other income was about $251 thousand lower in the first half of 2007 than the first half of 2006. Deposit service charges remained relatively consistent between the two periods, increasing $44 thousand in 2007. Other non-interest income decreased $295 thousand, comparing the first half of 2007 to the first half of 2006. This included a $125 thousand decrease in commercial loan fees and a $141 thousand drop in the gains on the sale of mortgages, which is mainly due to an overall drop in mortgage loan volume. The decreases were partially offset by a $54 thousand increase in the gain on the sale of securities.

Total operating expenses increased $34 thousand in the first six months of 2007 compared to the first six months of 2006. Total salary and benefits expense increased $143 thousand. This includes a $322 thousand increase in accrued bonuses and incentives, as new incentive programs were instituted. This increase was partially offset by a $239 thousand decrease in net loan related commissions. Occupancy costs decreased $101 thousand compared to the 2006 level. Lower janitorial and maintenance costs accounted for $82 thousand of this decrease, with $48 thousand of that due to lower snow removal costs resulting from the milder winter. Another $40 thousand was due to a gain realized on the sale of the branch that we closed. Year-to-date legal and professional fees increased $60 thousand over 2006. Other operating expenses decreased $68 thousand in the first half of 2007 over the first half of 2006. Postage expense decreased $21 thousand and stationery and supplies expense decreased $34 thousand. Advertising expense decreased $113 thousand from the 2006 level due to the fact that many of our 2006 advertising programs were scheduled for the first half of the year. Partially offsetting these decreases is a $50 thousand loss that we suffered in a robbery.

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

During the six months ended June 30, 2007, $2.8 million in cash was provided by operations. This, plus $19.4 million in cash provided through increased deposits and $4.8 million from the pay-down of loans held for sale and investment securities was used to increase our loan portfolio by $19.3 million and pay-down our short-term borrowings by $7.9 million. In addition, we paid $1.1 million in cash dividends during the period. During the six months ended June 30, 2007, we experienced a net decrease of approximately $1.8 million in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2007, the Company had commitments to extend credit of $64.4 million and stand-by letters of credit of $5.3 million compared with $78.9 million and $5.4 million, respectively, at December 31, 2006.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2007:

Tier 1 capital                           $40,303
Total capital                            $45,461
Tier 1 capital to risk-weighted assets      9.77%
Total capital to risk-weighted assets      11.02%

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

ITEM 4: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2007.

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

          a.  The Annual Meeting of Shareholders was held on April 24, 2007.

          b.  At that meeting, the shareholders approved the following matters:

          PROPOSAL 1: ELECTION OF DIRECTORS

          That Michael J. Tierney be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2010.

               For - 2,405,483
               Withheld - 75,791

          That David L. Wood be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2010.

               For - 2,438,877
               Withheld - 42,122

          PROPOSAL 2: RATIFY THE SELECTION OF INDEPENDENT AUDITORS

          To ratify the selection of Plante & Moran, PLLC as the independent auditors of PSB Group, Inc. for the year 2007.

               For - 2,439,727
               Against - 17,294
               Abstain - 24,252

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     a. Exhibits

Exhibit 10.1   Management Continuity Agreement with Gary D. Forhan

Exhibit 10.2   Management Continuity Agreement with Vincent J. Szymborski

Exhibit 10.3 PSB Executive Bonus Compensation Plan - 2007 (incorporated by reference from current report on Form 8-K filed on May 30, 2007)

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

                                           PSB GROUP, INC.


                                           /s/ MICHAEL J. TIERNEY
Date: August 14, 2007                      -------------------------------------
                                           MICHAEL J. TIERNEY
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                           /s/ DAVID A. WILSON
Date: August 14, 2007                      -------------------------------------
                                           DAVID A. WILSON
                                           CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit 10.1   Management Continuity Agreement with Gary D. Forhan

Exhibit 10.2   Management Continuity Agreement with Vincent J. Szymborski

Exhibit 10.3 PSB Executive Bonus Compensation Plan - 2007 (incorporated by reference from current report on Form 8-K filed on May 30, 2007)

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