Form 10-Q
period 2007-09-30
PSB GROUP INC
filed 2007-11-14
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

The Registrant had 3,072,002 shares of Common Stock outstanding as of September 30, 2007.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION .........................................     3

   ITEM 1. FINANCIAL STATEMENTS .........................................     3

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ....................................    13

   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...    18

   ITEM 4: CONTROLS AND PROCEDURES ......................................    19

PART II. -- OTHER INFORMATION ...........................................    19

   Item 1. Legal Proceedings ............................................    19

   Item 1A. Risk Factors ................................................    19

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..    19

   Item 3. Defaults Upon Senior Securities ..............................    19

   Item 4. Submission of Matters to a Vote of Security Holders ..........    19

   Item 5. Other Information ............................................    20

   Item 6. Exhibits .....................................................    20

   SIGNATURES ...........................................................    21

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

PART I -- FINANCIAL INFORMATION

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

     ACCOUNTING FOR GOODWILL - Effective January 1, 2002, the Company adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changed the Corporation's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor has any impairment loss been recorded since the adoption of this standard.

                                 PSB GROUP. INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (in thousands, except share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2007           2006
                                                    -------------   ------------
ASSETS

Cash and cash equivalents                             $ 11,043        $ 13,950
Securities available for sale                           50,565          63,748
Loans                                                  418,420         398,344
Less allowance for possible loan loss                   (4,076)         (4,257)
                                                      --------        --------
Net loans                                              414,344         394,087
Loans held for sale                                      2,486           3,693
Bank premises and equipment                             13,529          12,731
Accrued interest receivable                              2,547           2,776
Other assets                                             8,834           6,249
                                                      --------        --------
Total assets                                          $503,348        $497,234
                                                      ========        ========
LIABILITIES

Deposits:
Non-interest bearing                                  $ 56,720        $ 59,320
Interest bearing                                       379,157         374,640
                                                      --------        --------
Total deposits                                         435,877         433,960
Short-term borrowings                                   20,000          16,875
Long-term debt                                             590             744
Accrued taxes, interest and other liabilities            4,809           1,409
                                                      --------        --------
Total liabilities                                      461,276         452,988

SHAREHOLDERS' EQUITY

Common stock - no par value - 5,000,000
   authorized - 3,072,002 shares issued and
   outstanding at September 30, 2007 and
   3,034,152 at December 31, 2006                       21,177          20,496
Unearned ESOP benefits                                    (590)           (744)
Additional paid in - Stock Options and Awards             (515)            (12)
Common stock held in trust                                (230)           (230)
Deferred compensation obligation                           230             230
Retained earnings                                       22,496          25,062
Accumulated other comprehensive (loss)/ income            (496)           (556)
                                                      --------        --------
Total shareholders' equity                              42,072          44,246
                                                      --------        --------
Total liabilities and stockholders' equity            $503,348        $497,234
                                                      ========        ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   -----------------
                                                     2007      2006      2007      2006
                                                   -------   -------   -------   -------
INTEREST INCOME:
Interest and fees on loans                         $ 7,312    $7,388   $22,550   $21,053
SECURITIES:
Taxable                                                377       548     1,190     1,714
Tax-exempt                                             259       308       798       963
Federal funds sold                                      --         9        10        49
                                                   -------    ------   -------   -------
TOTAL INTEREST INCOME                                7,948     8,253    24,548    23,779
INTEREST EXPENSE:
Deposits                                             3,617     3,409    10,617     9,483
Short-term borrowings                                  204        60       429       202
Long-term debt                                          --        --        --        70
                                                   -------    ------   -------   -------
TOTAL INTEREST EXPENSE                               3,821     3,469    11,046     9,755
                                                   -------    ------   -------   -------
NET INTEREST INCOME                                  4,127     4,784    13,502    14,024
Provision for loan loss                              2,525       605     4,485     1,084
                                                   -------    ------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                            1,602     4,179     9,017    12,940
OTHER OPERATING INCOME:
Service charges on deposit accounts                    588       572     1,765     1,705
Other income                                           274       724     1,519     2,264
                                                   -------    ------   -------   -------
TOTAL OTHER INCOME                                     862     1,296     3,284     3,969
OTHER OPERATING EXPENSE:
Salaries and employee benefits                       2,551     2,403     7,445     7,154
Occupancy costs                                      1,015       942     2,972     3,000
Legal and professional                                 305       222       944       801
Other operating expense                                941       911     2,704     2,742
                                                   -------    ------   -------   -------
TOTAL OTHER OPERATING EXPENSES                       4,812     4,478    14,065    13,697
                                                   -------    ------   -------   -------
INCOME - BEFORE FEDERAL INCOME TAXES                (2,348)      997    (1,764)    3,212
Federal income taxes                                  (874)      245      (853)      787
                                                   -------    ------   -------   -------
NET INCOME                                         $(1,474)   $  752   $  (911)  $ 2,425
                                                   =======    ======   =======   =======
BASIC EARNINGS PER WEIGHTED AVERAGE OUTSTANDING
   SHARE OF COMMON STOCK                           $  (.48)   $  .25   $  (.30)  $   .80
                                                   =======    ======   =======   =======
CASH DIVIDENDS PER SHARE                           $   .18    $  .18   $   .54   $   .54
                                                   =======    ======   =======   =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                          -----------------
                                             2007    2006
                                            -----   ------
Net income                                  $(911)  $2,425
Other comprehensive income (loss):
Change in unrealized gain on securities
   available for sale, net of tax              60     (116)
                                            -----   ------
Comprehensive income                        $(851)  $2,309
                                            =====   ======

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            Add'l Paid    Common
                                                Unearned  in Capital -    Stock    Deferred                              Total
                                        Common    ESOP    Stock Options  Held in     Comp.    Retained  Accumulated  Shareholders'
                                        Stock   Benefits    and Awards    Trust   Obligation  Earnings      OCI          Equity
                                       -------  --------  -------------  -------  ----------  --------  -----------  -------------
Balance - December 31, 2006            $20,496   ($744)        ($12)      ($230)     $230      $25,062     ($556)       $44,246
Net Income                                                                                       ($911)                   ($911)
Change in unrealized gain on                                                                                 $60        $    60
   securities available for sale, net
   of tax
Earned ESOP Benefit                               $154                                                                  $   154
Restricted Stock Awards                $   681                                                                          $   681
Add'l Paid in Capital-Stock
   Options/Awards                                             ($503)                                                      ($503)
Cash Dividends                                                                                 ($1,655)                 ($1,655)
                                       -------   -----        -----       -----      ----      -------     -----        -------
Balance - September 30, 2007           $21,177   ($590)       ($515)      ($230)     $230      $22,496     ($496)       $42,072
                                       =======   =====        =====       =====      ====      =======     =====        =======

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       -------------------
                                                         2007       2006
                                                       --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:             $  5,809   $  5,312
CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in securities                               13,227     21,619
Net increase in loans                                   (24,742)   (22,403)
Net decrease in loans held for sale                       1,207      3,697
Capital expenditures                                     (2,251)    (1,190)
Proceeds on sale of fixed assets                            456        590
                                                       --------   --------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES     (12,103)     2,313
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                  1,917     24,561
Net increase/(decrease) in short-term borrowings          3,125    (19,440)
Net decrease in long-term debt                               --     (5,000)
Cash dividends                                           (1,655)    (1,636)
                                                       --------   --------
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES      3,387     (1,515)
                                                       --------   --------
NET INCREASE/(DECREASE) IN CASH                          (2,907)     6,110
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          13,950     12,261
                                                       --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 11,043   $ 18,371
                                                       ========   ========

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2006 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2007 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                      September 30, 2007
                                                       -----------------------------------------------
                                                                      Gross        Gross     Estimated
                                                       Amortized   Unrealized   Unrealized     Market
                                                          Cost        Gains       Losses       Value
                                                       ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations of
      U.S. government corporations and agencies         $31,627        $ 7        $(431)      $31,203
   Obligations of state and political subdivisions       17,657          4         (316)       17,345
   Corporate debt securities                                500         --          (15)          485
   Other                                                  1,532         --           --         1,532
                                                        -------        ---        -----       -------
   Total available-for-sale securities                  $51,316        $11        $(762)      $50,565
                                                        =======        ===        =====       =======

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
                                                        =======        ===        =====       =======

The amortized cost and estimated market value of securities at September 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2007, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $12,581    $12,507
Due in one year through five years          5,423      5,367
Due after five years through ten years     10,566     10,387
Due after ten years                         4,583      4,457
                                          -------    -------
                                           33,153     32,718
Federal agency pools                       16,631     16,315
Other                                       1,532      1,532
                                          -------    -------
   Total                                  $51,316    $50,565
                                          =======    =======

Securities having a carrying value of $14,996,403 (market value of $14,888,010) were pledged at September 30, 2007 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at September 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

                         SEPTEMBER 30,   DECEMBER 31,
                              2007           2006
                         -------------   ------------
Commercial Real Estate      $252,194       $232,466
Residential Mortgages         95,293        103,343
Commercial - Other            61,800         51,827
Consumer                       9,133         10,708
                            --------       --------
Total                       $418,420       $398,344
                            ========       ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consists of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2007, other real estate owned consisted of nine properties. Management does not anticipate any material loss as the result of the disposal of these properties. Non-performing loans have increased $15.8 million, or 205% since December 31, 2006. The following table summarizes non-performing assets (dollars in thousands):

                                              September 30,   December 31,
                                                   2007           2006
                                              -------------   ------------
Non-accrual loans                                $21,239         $3,069
Loans past due 90 or more days                     1,267          4,148
Renegotiated loans                                 1,008            486
                                                 -------         ------
Total non-performing loans                        23,514          7,703
Other real estate owned                              919            325
                                                 -------         ------
   Total non-performing assets                   $24,433         $8,028
                                                 =======         ======
Total non-performing loans to total loans           5.62%          1.93%
Total non-performing assets to total assets         4.85%          1.61%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                            NINE MONTHS
                                          ENDED SEPTEMBER       YEAR ENDED
                                              30, 2007      DECEMBER 31, 2006
                                          ---------------   -----------------
Loan loss balance - Beginning of period       $ 4,257            $ 3,670
Provision                                       4,485              1,839
Loan losses                                    (5,014)            (1,716)
Loan recoveries                                   348                464
                                              -------            -------
Loan loss balance - End of period             $ 4,076            $ 4,257
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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices and 3 mortgage offices. Our newest banking office opened September 17, 2007, in Grosse Pointe Woods, Michigan.

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

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through September 30, 2007, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. Through September 30, 2007, the Company has recorded $179 thousand in share based compensation expense.

FINANCIAL CONDITION

Company assets consist of loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $6 million, or 1.2% to $503 million at September 30, 2007 from $497 million at December 31, 2006. The balance of our investment securities decreased by approximately $13.2 million to $50.6 million at September 30, 2007 as compared to $63.7 million at December 31, 2006. Our loan portfolio increased approximately $20 million to $418.4 million at September 30, 2007. This was the result of a $19.7 million increase in loans secured by commercial real estate and an $10 million increase in other commercial loans, offset partially by an $8.1 million decrease in residential real estate loans and a $1.6 million decrease in consumer loans. Loans held for sale decreased $1.2 million to $2.5 million at September 30, 2007. All other assets increased approximately $3.2 million at September 30, 2007, compared to December 31, 2006. This includes a $798 thousand increase in premises and equipment, due mainly to the construction of the new branch. Also, our federal income taxes receivable, included in Other Assets, increased $1.2 million since December 31, 2006.

During the first nine months of 2007, we have experienced net loan charge-offs of $4.7 million. This compares to net loan charge-offs of $811 thousand for the same period in 2006. In addition, we have seen a $15.8 million increase in non-performing loans since December 31, 2006. Poor economic conditions in Michigan, combined with collapse of the residential real estate market in southeast Michigan have caused us to provide $4.5 million for loan losses this year, $2.5 million of that in the third quarter alone. We have no exposure to the sub-prime mortgage lending market but, through our commercial loan portfolio, we have a number of relationships with residential real estate developers who have encountered severe problems. During the third quarter, we conducted an extensive examination of our loan portfolio and recorded the $2.5 million loan loss provision based on our credit reviews. Management believes the loan loss reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible

Loan Losses" to the financial statements contained in this report are hereby incorporated by this reference.

Total liabilities increased $8.3 million to $461.3 million at September 30, 2007 from $453 million at December 31, 2006. This was due in part to a $1.9 million increase in total deposits to $435.9 million at September 30, 2007 from $434 million at December 31, 2006. We realized a $10.2 million increase in certificates of deposit and a $3.2 million increase in savings balances. The increases were partially offset by an $8.9 million drop in interest bearing demand balances (NOW and Money Markets) and a $2.6 million drop in non-interest bearing deposits. The increase in deposits was supplemented with a $3.0 million increase in our borrowings, in funding our increase in total assets.

FINANCIAL RESULTS

Three Months Ended September 30, 2007

For the three months ended September 30, 2007, we realized a net loss of $1.5 million compared to net income of $752 thousand for the same period in 2006. Total interest income decreased $305 thousand in the third quarter 2007 compared to the third quarter 2006. Interest and fees on loans decreased $76 thousand in the third quarter 2007 from the third quarter 2006. Interest on securities and federal funds sold decreased $229 thousand for the same period, as the investment portfolio was allowed to run-off. Proceeds from maturing securities were invested in higher yielding loans. The decrease in interest and fees on loans in the third quarter 2007 compared to the third quarter 2006 was due mainly to the increase in loans on non-accrual status. Average loan balances increased $35.8 million between the two periods, but the positive impact of the increased loan balances was more than offset by the negative impact of the increase in loans on non-accrual status.

Interest expense increased $352 thousand in the third quarter 2007 as compared to the same period in 2006. The increased interest expense is due mainly to higher balances and higher rates paid on our certificates of deposit. Average certificates of deposit balances are about $7.1 million higher in the third quarter 2007 than they were in the third quarter 2006, and, we paid about 30 basis points more on this product in the third quarter 2007 than the third quarter 2006. The increase in interest expense on certificates of deposit was partially offset by the fact that average interest bearing demand balances and average savings balances dropped a combined $10.5 million for the same period as customers traded in the liquidity of the demand and savings accounts for the higher yielding certificates of deposit.

During the third quarter 2007 we recorded a $2.5 million provision for loan losses compared to the $605 thousand provision in the third quarter 2006. This large increase in our loan loss provision was necessary because of the $16.4 million increase in non-performing assets that we have experienced since December 31, 2006.

Total other income was about $434 thousand lower in the third quarter 2007 than the third quarter 2006. Lower mortgage related fees, including gains on the sale of mortgages and mortgage servicing rights accounted for $232 thousand of this decrease, and lower commercial loan broker fee income accounted for another $94 thousand of the decrease.

Total other operating expenses increased $334 thousand in the third quarter 2007 over the same period in 2006. Salaries and benefits accounted for $148 thousand of this increase. Increased medical and dental costs accounted for $148 thousand of this increase with higher salaries expense accounting for $94 thousand and higher bonus and incentive accruals, including stock awards and stock options, accounting for another $31 thousand. These compensation increases were partially offset by a $122 thousand drop in mortgage related commissions, Occupancy expenses were $73 thousand higher in the third quarter 2007 than the third quarter 2006. This increase is due in a large part to the opening of our two newest branches, and was partially offset by savings realized from the closing of a bank branch and three mortgage origination offices. Legal and professional fees are up $83 thousand in the third quarter 2007 from the third quarter 2006. Other operating expenses increased $30 thousand in the third quarter 2007 over the third quarter 2006.

Nine Months Ended September 30, 2007

We realized a net loss of $911 thousand for the nine months ended September 30, 2007, compared to net income of $2.4 million for the same period in 2006. Total interest income increased $769 thousand in the first nine months of 2007 compared to the first nine months of 2006. Interest and fees on loans increased $1.5 million. 2007 year to date average loan balances increased $35.8 million over the 2006 averages. Much of the positive impact of this increase in average loan balances was lost due to our increased loan charge-offs and the increase in loans placed on non-accrual status during the year. Interest income on investment securities decreased $728 thousand in the first nine months of 2007 over the first nine months of 2006. Our average investment in securities and federal funds sold is about $29 million lower so far in 2007 than it was in the first nine months of 2006, but we increased our yield by approximately 31 basis points helping to mitigate the loss of income. Funds from maturing securities were re-invested in higher yielding loans.

Total interest expense increased $1.3 million in the first nine months of 2007 compared to the same period in 2006. Approximately $1.4 million of the increase is due to our certificates of deposit. Our average balance in certificates of deposit in the first nine months of 2007 is $18.6 million higher than it was in the first nine months of 2006. In addition, we paid on average, 52 basis points more on these deposits so far in 2007 than we did in the first nine months of 2006. The increase in interest expense on certificates of deposit was partially offset by a combined $232 thousand decrease in interest expense on interest bearing demand balances and savings balances. Again, customers were trading in the liquidity of the demand and savings balances for the higher yielding certificates of deposit. In addition, we paid about $157 thousand more in interest on borrowings during the first nine months of 2007 than during the same period in 2006, as we increased our average borrowings by $2.8 million in 2007.

During the first nine months of 2007, we experienced a $15.8 million increase in our non-performing loans. A detailed analysis of our loan portfolio determined that we should record a $4.5 million provision for loan losses in order to maintain the allowance for possible loan losses at a level that management believes is appropriate in light of current year net charge-offs, the growth in non-performing loans and the overall growth in the loan portfolio. This compares to a $1.1 million provision recorded in the first nine months of 2006.

Total other income was about $685 thousand lower in the first nine months of 2007 than the first nine months of 2006. Deposit service charges remained relatively consistent between the two periods, increasing $60 thousand in 2007. Other non-interest income decreased $745 thousand, comparing the first nine months of 2007 to the first nine months of 2006. This included a $212 thousand decrease in commercial loan fees, a $312 thousand drop in the gains on the sale of mortgages and a

$118 thousand decrease in other mortgage related fee income, which is mainly due to an overall drop in mortgage loan volume.

Total operating expenses increased $368 thousand in the first nine months of 2007 compared to the first nine months of 2006. Total salary and benefits expense increased $291 thousand. This includes a $353 thousand increase in accrued bonuses and incentives, as new incentive programs were instituted, a $136 thousand increase medical and dental costs and a $113 thousand increase in salaries expense. This increase was partially offset by a $283 thousand decrease in loan related commissions. Occupancy costs decreased $28 thousand compared to the 2006 level. The additional occupancy costs associated with our two new branch offices has been offset by the cost savings related to the branch and mortgage offices that were closed, including a $67 thousand gain on the sale of the closed branch. Year-to-date legal and professional fees increased $143 thousand over 2006 partly due to costs associated with our plan to go private. This plan has been put on hold for the present time. Other operating expenses decreased $38 thousand in the first nine months of 2007 over the first nine months of 2006.

LIQUIDITY

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances and overnight federal funds purchases from correspondent banks.

During the nine months ended September 30, 2007, $5.8 million in cash was provided by operations. This, plus $1.9 million in cash provided through increased deposits, $14.4 million from the pay-down of loans held for sale and investment securities, a $3.1 million increase in short-term borrowings and a $456 thousand increase in cash resulting from the sale of the closed branch facility, was used to increase our loan portfolio by $24.7 million and purchase $2.5 million in capital assets. In addition, we paid $1.7 million in cash dividends during the period. During the nine months ended September 30, 2007, we experienced a net decrease of approximately $2.9 million in cash and cash equivalents.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2007, the Company had commitments to extend credit of $72.2 million and stand-by letters of credit of $5.4 million compared with $78.9 million and $5.4 million, respectively, at December 31, 2006.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2007:

Tier 1 capital                           $38,393
Total capital                            $42,469
Tier 1 capital to risk-weighted assets      9.25%
Total capital to risk-weighted assets      10.23%

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

ITEM 4: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2007.

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

                                        PSB GROUP, INC.


Date: November 14, 2007                 /s/ Michael J. Tierney
                                        ----------------------------------------
                                        MICHAEL J. TIERNEY
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: November 14, 2007                 /s/ David A. Wilson
                                        ----------------------------------------
                                        DAVID A. WILSON
                                        CHIEF FINANCIAL OFFICER

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