Form 10-K
period 2007-12-31
PSB GROUP INC
filed 2008-03-24
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [YES [X] NO [ ]]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]            Accelerated filer         [ ]

         Non-accelerated filer   [ ]            Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 29, 2007, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($18.45 per share), was approximately $53,857,898 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates).

     As of March 1, 2008, there were issued and outstanding 3,101,367 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2007 (the "Annual Report") (Parts I and II).

2. Portions of Proxy Statement for the 2008 Annual Meeting of Shareholders (the "Proxy Statement") (Part III).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I...................................................................     4
   Item 1. Business......................................................     4
   Item 1A. Risk Factors.................................................    16
   Item 1B. Unresolved Staff Comments....................................    22
   Item 2. Properties....................................................    23
   Item 3. Legal Proceedings.............................................    24
   Item 4. Submission of Matters to a Vote of Security Holders...........    24
   SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.......    24

PART II..................................................................    25
   Item 5. Market for the Registrant's Common Equity, Related Stockholder
      Matters and Issuer Purchases of Equity Securiites..................    25
   Item 6. Selected Financial Data.......................................    26
   Item 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................    26
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...    26
   Item 8. Financial Statements and Supplementary Data...................    26
   Item 9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure...........................................    26
   Item 9A(T). Controls and Procedures...................................    26
   Item 9B. Other Information............................................    27

PART III.................................................................    27
   Item 10. Directors, Executive Officers and Corporate Governance.......    27
   Item 11. Executive Compensation.......................................    27
   Item 12. Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters.........................    27
   Item 13. Certain Relationships and Related Transactions, and Director
      Independence.......................................................    28
   Item 14. Principal Accountant Fees and Services.......................    28

PART IV..................................................................    28
   Item 15. Exhibits and Financial Statement Schedules...................    28
   SIGNATURES............................................................    31

                                     PART I

ITEM 1. BUSINESS

     PSB Group, Inc. (the "Company") was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the "Bank") pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization. In October, 2004, the Company formed a new subsidiary, PSB Capital, Inc. Through December 31, 2007, there had been no business conducted by PSB Capital, Inc.

     The Bank was incorporated and chartered as Peoples State Bank under the laws of the state of Michigan in 1909. In 1916, the Bank moved to the southeast corner of Jos. Campau and Holbrook in Hamtramck, where the main office at 9252 Jos. Campau remains today. Following several name changes and a merger with four small local banks in 1930, a plan of reorganization was accepted by the shareholders, and the name was changed to "Peoples State Bank" in November 1934. In 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). In 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender with 2 offices, one in Southfield, Michigan and one in Warren, Michigan. In 2005, Universal Mortgage Corporation acquired the assets of Nations One, a southeast Michigan based mortgage originator with two offices, one in Ann Arbor, Michigan and one in Howell, Michigan.

     The Bank operated as a unit bank until 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices:
(1) 25901 Harper Avenue, St. Clair Shores, Michigan - 1994; (2) 14801 Twelve Mile Road, Warren, Michigan - 1995; and, (3) 31130 Ryan Road, Warren, Michigan - 1995. Subsequently, the Sterling Heights office was closed in 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. In 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the "Merger"). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison's former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. In 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. In 2002, the Bank opened a branch in Grosse Pointe Woods, Michigan. In 2003, the Fraser branch was closed with the deposit relationships transferred to another branch. During 2005, the Bank opened two new branches, one in Sterling Heights, Michigan and the other in Fenton, Michigan. In 2007, the Bank opened two new branches, one in Troy, Michigan and one in Grosse Pointe Woods, Michigan. With the opening of the new state-of-the-art branch in Grosse Pointe Woods, two nearby branches, one in St. Clair Shores, Michigan and one in Grosse Pointe Woods, Michigan were closed with most of the deposits transferred to the new branch. Also in 2007, the Bank closed an underperforming branch in Madison Heights, Michigan and one mortgage loan production office in Fenton, Michigan. As of December 31, 2007, the Bank operated 11 branch offices and three mortgage loan production offices.

     As of December 31, 2007, the Company had approximately $492 million in total assets, $389.3 million in total loans, $439 million in total deposits and $40 million in total shareholders equity.

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

     The commercial loans offered by the Company include (i) commercial real estate loans, (ii) operating lines of credit and other commercial term loans,
(iii) construction loans, and (iv) SBA-guaranteed loans. The Company's commercial real estate loans are used to provide permanent financing for owner-occupied, retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written on a three to five year term, with amortizing periods ranging up to 25 years. Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collections process are also used to minimize any potential losses. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 32% of the Company's portfolio has interest rates that float with a reference rate.

     Real estate loans include residential mortgages for which the Company holds first and second collateral positions in real property. Real estate loans include adjustable and fixed-rate loans secured by first priority liens on one-to four-family residential properties. Residential mortgage products include fixed rate loans, fixed rate balloon loans and adjustable rate mortgages. Adjustable rate loans are amortized for 30 years and have fixed rate periods of one to seven years, after which the rates adjust annually. The longest term allowed on a fixed rate loan is 30 years. The Company does not purchase loans but is active in secondary market lending and is also a member of the Federal Home Loan Bank of Indianapolis.

     Construction loans are typically made to contractors to construct commercial buildings. These loans generally have maturities of three to 18 months. These loans are variable rate and it is typical for "take out" commitments to be in place as a part of the transaction. All construction loans are funded at the lower of 80% of appraised value or 90% of cost of construction.

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

Deposit Activities

     The Company also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign drafts, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. The Company also offers credit cards and internet banking. Investment advice, products and services are offered through Primevest Financial Services, a non-affiliated Registered Broker/Dealer, Member FINRA, SIPC.

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

Additional Activities

     The Company provides its commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. The Company provides investment services through Primevest Financial Services. Full-time sales representatives work at various branch offices and offer a full range of investment products.

MARKET AREA AND COMPETITION

     The primary service area of the Company consists of Oakland County, southern Macomb County, those portions of Wayne County that include the city of Detroit and its eastern suburbs and a portion of Genesee County, in particular, the cities of Fenton and Linden.

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

     As of February 4, 2008, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services, which sets forth certain actions required to be taken by management of the Bank. A Memorandum of Understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal cease and desist order. Under the terms of the Memorandum of Understanding, the Bank must achieve and maintain an 8% minimum capital minus goodwill to total assets ratio while the Memorandum is in force.

     As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements with a ratio of Tier 1 capital to risk-weighted assets of 8.99%, a ratio of total capital to risk-weighted assets of 10.24%, and a leverage ratio of 7.13%.

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

     Another stipulation of the Memorandum of Understanding that the Bank entered into with the FDIC and the Michigan Office of Financial and Insurance Services states that the Bank may not declare or pay dividends without prior written approval of the FDIC and the Office of Financial and Insurance Services of Michigan. The Company may be restricted in its ability to pay dividends to shareholders since its sole source of income is dividends from the Bank.

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

     As previously mentioned, as of February 4, 2008, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services, whereby the Bank is required to achieve and maintain an 8% minimum capital minus goodwill to total assets ratio while the Memorandum is in force.

     The following table shows the capital totals and ratios for the Bank as of December 31, 2007 (000s omitted in dollar amounts):

Tier 1 capital                            $36,709
Total capital                             $41,658
Tier 1 capital to risk weighted assets       9.28%
Total capital to risk weighted assets       10.53%
Leverage ratio                               7.36%

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

     Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III, or IV depending on capital levels and CAMELS composite ratings. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, will pay premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may establish the reserve ratio annually between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

     FDIC-insured institutions also are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. For the first quarter of 2008, the rate established by the FDIC for this purpose is 1.14 basis points per dollar of insured deposits.

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

     Under the terms of the Memorandum of Understanding, the Bank may not declare or pay dividends without prior written approval of the FDIC and the Office of Financial and Insurance Services of Michigan.

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

     REAL ESTATE LENDING STANDARDS. The FDIC and the other federal banking agencies have issued uniform regulations prescribing real estate lending standards. The FDIC regulations require the Bank to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices, appropriate to the Bank's size and the nature and scope of its real estate lending activities. The internal real estate lending standards must also be consistent with FDIC guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65 percent), land development (75 percent), commercial, multi-family, and nonresidential construction (80 percent), improved property (85 percent) and one to four-family residential construction (85 percent). Maximum loan-to-value ratio limits have not been established for owner-occupied one- to-four-family mortgage loans and home equity loans, but such loans with a loan-to-value ratio at origination of 90 percent or greater are to be backed by private mortgage insurance or readily marketable collateral. The Bank is permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations as long as the exception approval process outlined in the lending policy is followed.

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

     RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

     - for transaction accounts totaling $9.3 million or less, a reserve of 0%; and

     - for transaction accounts in excess of $9.3 million up to and including $43.9 million, a reserve of 3%; and

     - for transaction accounts totaling in excess of $43.9 million, a reserve requirement of $1.038 million plus 10% against that portion of the total transaction accounts greater than $43.9 million.

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

EMPLOYEES

     As of December 31, 2007, the Company had 149 full-time employees and 27 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services and a retirement plan.

INCORPORATION OF ADDITIONAL INFORMATION BY REFERENCE

The following information appearing in the 2007 Annual Report to Shareholders is also incorporated into this Item 1:

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

"Consolidated Average Balances/Interest Earned-Paid/Rates 2005-2007" table - presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.

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

We Are Subject To Credit Risk

     As of December 31, 2007, approximately 82% of the Company's loan portfolio consisted of commercial, financial, real estate construction, and commercial real estate loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See Part II section "Loans" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of credit risks related to different loan types.

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

Potential Problem Loans

     The Bank uses a risk rating system to identify the credit risk of the entire commercial loan portfolio. Each loan is individually reviewed at origination and then periodically reviewed throughout its life. Loans with a 5 rating are considered "watch" loans and reflect borrowers who exhibit potential credit weaknesses or downward trends in their business, deserving bank management's close attention. While potentially weak, we anticipate no loss of principal or interest. As of 12/31/07, the Bank had sixty-five credits, totaling $12,657,000 of watch loans. The number of 5 rated loans has increased to ninety-five with balances of $28,800,000 as of 2/29/08.

     This increase in the 5 rated credits is due mostly to the continued impact of the economic challenges faced by our borrowers. In addition, the Bank took several steps in the fourth quarter of 2007 and the first quarter of 2008 to more aggressively risk rate the portfolio. To bolster the range and depth of the loan review process, an outside firm was contracted in February 2008 to review $33,000,000 worth of loans. Finally, an additional full time loan review person was hired in February 2008. Given these recent changes, it is anticipated that the number of watch loans will grow in 2008 simply due to the increased scrutiny.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Company owns and operates its main office at 9252 Jos. Campau Avenue, Hamtramck, Michigan 48212-3794. In addition, the Company operates the following branches, listed in the order in which they were purchased or opened. Whether the branch is owned or leased is also noted.

   COMMON NAME OF OFFICE                  ADDRESS                OWNED OR LEASED
   ---------------------                  -------                ---------------
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

Farmington Hills/Halsted      37386 12 Mile Road                Owned
                              Farmington Hills, MI 48331

Sterling Heights/             3801 Metropolitan Parkway         Land - Leased
Metropolitan Parkway          Sterling Heights, MI 48310        Building - Owned

Fenton                        17197 Silver Parkway                   Owned
                              Fenton, MI 48430

Troy                          30 East Long Lake Rd.             Land - Leased
                              Troy, MI 48085                    Building - Owned

Grosse Pointe Woods           20276 Mack Avenue                 Land - Leased
                              Grosse Pointe Woods, MI 48236     Building - Owned

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company are listed below:

                                                                            PRINCIPAL OCCUPATION
       NAME AND AGE               POSITION WITH THE COMPANY                DURING PAST FIVE YEARS
       ------------               -------------------------                ----------------------
Michael J. Tierney, 52      President and Chief Executive Officer   President and Chief Executive
                                                                    Officer since January 2007.
                                                                    President of Peoples State Bank
                                                                    since July 2006.  Managing director
                                                                    for business banking in the midwest
                                                                    region for JP Morgan Chase from
                                                                    February 2006 to June 2006.  Prior
                                                                    to February 2006, Mr. Tierney spent
                                                                    28 years at Comerica Inc. where he
                                                                    held executive positions in retail
                                                                    banking, corporate banking, private
                                                                    banking and product management.

Michael J. Banks, 49        Senior Vice President - Chief           Senior Vice President and Chief
                            Lending Officer                         Lending Officer since March 2007;
                                                                    1st Vice President in Commercial
                                                                    Lending at Comerica Bank from 2001 -
                                                                    March 2007.

Gary Forhan, 50             Senior Vice President - Marketing       Senior Vice President - Marketing
                                                                    since December 2006;  Director of
                                                                    Product Management at Citizens Bank
                                                                    in Flint from Sept. 2005 - Sept.
                                                                    2006; President of Forhan & Assoc.,
                                                                    LLC from Feb. 2003 - Sept. 2005;
                                                                    Dir. of Product & Project Mgmt. at
                                                                    Mich. National Bank from Aug. 1991 -
                                                                    Feb. 2003.

Tami H. Janowicz, 50        Senior Vice President                   Senior Vice President - Retail
                                                                    Banking since February 2005; Vice
                                                                    President - Compliance and CRA since
                                                                    Dec. 2001;  Asst. Vice Pres. - Human
                                                                    Resources since 1998.

Jeffrey Moore, 51           Senior Vice President and Chief         Senior Vice President and Chief
                            Credit Officer                          Credit Officer since May of 2007;
                                                                    Senior Vice President - Business

                                                                    Banking at Fifth Third Bank -
                                                                    Eastern Michigan from Sept. 1997 -
                                                                    Mar. 2007.

Gregory Quick, 53           Senior Vice President - Residential     Senior Vice President - Residential
                            Mortgages                               Mortgages since Sept. 2007; Senior
                                                                    Vice President of Mortgage
                                                                    Operations at Citizens Bank in Flint
                                                                    from Jan. 2002 - Sept. 2007.

Catherine M. Revord, 48     Senior Vice President - Human           Senior Vice President - Human
                            Resources                               Resources since July, 2005; Vice
                                                                    President - Human Resources from
                                                                    October 2001 to July 2005.

Vincent J. Szymborski, 48   Senior Vice President - Retail          Senior Vice President - Retail
                            Banking                                 Banking since Mar. 2007; 1st Vice
                                                                    President and National Group Mgr. of
                                                                    Deposit, Credit and Service Related
                                                                    Products at Comerica for over 5
                                                                    years.

David A. Wilson, 47         Senior Vice President and Chief         Senior Vice President and Chief
                            Financial Officer                       Financial Officer since 1991.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Information relating to the market for registrant's common equity, dividends paid and related shareholder matters appears on pages 35 and 50 of the registrant's 2007 Annual Report to Shareholders and is incorporated herein by reference.

The following table provides information about purchases of the Company's common stock by the Company, including any affiliated purchasers, during the quarter ended December 31, 2007.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           MAXIMUM NUMBER (OR
                                                       TOTAL NUMBER OF     APPROXIMATE DOLLAR
                                                     SHARES PURCHASED AS    VALUE) OF SHARES
                                                       PART OF PUBLICLY      THAT MAY YET BE
              TOTAL NUMBER OF   AVERAGE PRICE PAID   ANNOUNCED PLANS OR    PURCHASED UNDER THE
  PERIOD     SHARES PURCHASED        PER SHARE             PROGRAMS         PLANS OR PROGRAMS
----------   ----------------   ------------------   -------------------   -------------------
10/01/07 -           0                   0                    0                      0
10/31/07
11/01/07 -           0                   0                    0                      0
11/30/07
12/01/07 -           0                   0                    0                      0
12/31/07
                  -------             -------              -------                -------
Total                0                   0                    0                      0
                  =======             =======              =======                =======

     The Company does not currently have a stock repurchase plan in place.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from the table captioned "Selected Financial Information" on page 36 of the 2007 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from the section captioned "Management's Discussion and Analysis" on pages 37 through 49 of the 2007 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference from the section captioned "Quantitative and Qualitative Disclosures about Market Risk" on pages 47 - 49 of the 2007 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Audited Consolidated Financial Report contained on pages 1 through 33 of the 2007 Annual Report to Shareholders, together with the related notes and independent auditor's report and the Quarterly Results of Operation on page 35 of the 2007 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES

     Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     Management's Annual Report on Internal Control over Financial Reporting. The management of PSB Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. PSB Group, Inc.'s internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

PSB Group, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in "Internal Control-Integrated Framework." Based on that assessment, management determined that, as of December 31, 2007, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

     Changes in Internal controls. During the quarter ended December 31, 2007, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required under this item is incorporated by reference from the registrant's 2008 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders to be held on April 22, 2008 (the "2008 Proxy Statement"), under the captions "Election of Directors", "Role and Composition of the Board of Directors", "Audit Committee Financial Expert", "Code of Ethics", and "Compliance with Section 16", which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to directors' and executive compensation is incorporated by reference from the registrant's 2008 Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 under the caption "Directors' Compensation" on pages 8 and 9, "Compensation Committee Interlocks and Insider Participation" on page 22, "Compensation Committee Report" on page 23 and in the "Compensation Discussion and Analysis" section on pages 14 - 22.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated by reference from pages 10 - 12 of the registrant's 2008 Proxy Statement under the captions "Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholders Holding 5% or more."

     The following table shows the Company's shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2007:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      Number of securities
                                                                                    remaining available for
                               Number of securities to be     Weighted-average       future issuance under
                                 issued upon exercise of     exercise price of     equity compensation plans
                                  outstanding options,      outstanding options,     (excluding securities in
         Plan category             warrants and rights      warrants and rights            column (a))
----------------------------   --------------------------   --------------------   --------------------------
Equity compensation plans
   approved by security
   holders                               100,893                   $19.72                    306,257
Equity compensation plans
   not approved by
   security holders                        None                      None                      None
                                       -----------              ------------              -------------
   Total                                 100,893                   $19.72                    306,257
                                       ===========              ============              =============

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     The information relating to certain relationships and related transactions is incorporated by reference from the registrant's 2008 Proxy Statement at page 22 under the caption "Transactions with Certain Related Persons" and page 3 under the caption "Role and Composition of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information on pages 9 and 10 of the 2008 Proxy Statement, under the caption "Item 2. Approval of Auditors" is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

     (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2007. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

     1.   Independent Auditor's Report

     2.   Consolidated Balance Sheets as of December 31, 2007 and 2006

     3. Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2007

     4. Consolidated Statements of Stockholders' Equity for each of the years in the Three-Year Period Ended December 31, 2007

     5. Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2007

     6.   Notes to Consolidated Financial Statements

     (a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

     (a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

NO.                                                   DESCRIPTION
-----                                                 -----------

3.1     Articles of Incorporation of PSB Group, Inc.*

3.2     Bylaws of PSB Group, Inc.*

4.1     Specimen Certificate of Common Stock.*

10.1    Employment Agreement with Michael J. Tierney (incorporated by reference from Current Report on Form
        8-K filed on June 26, 2006).

10.2    Restricted Stock Agreement with Michael J. Tierney (incorporated by reference from Current Report on
        Form 8-K filed on June 26, 2006).

10.3    Management Continuity Agreement with David A. Wilson.*

10.4    Management Continuity Agreement with Tami Janowicz (incorporated by reference from Annual Report on
        Form 10-K for the year ended December 31, 2006).

10.5    Management Continuity Agreement with Catherine M. Revord (incorporated by reference from Annual
        Report on Form 10-K for the year ended December 31, 2006).

10.6    2004 Stock Compensation Plan.**

10.7    Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2005).

10.8    Deferred Compensation Plan, as amended (incorporated by reference from Annual Report on Form 10-K for the  year ended December 31, 2005).

10.9    Form of Restricted Stock Agreement (incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.10   Management Continuity Agreement with Gary D. Forhan (incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.11   Management Continuity Agreement with Vincent J. Szymborski (incorporated by reference from Quarterly
        Report on Form 10-Q for the quarter ended June 30, 2007).

10.12   Management Continuity Agreement with Michael J. Banks (filed herewith).

10.13   Management Continuity Agreement with Jeffrey Moore (filed herewith).

11      Computation of Earnings Per Share (filed herewith on page 3 of the 2007 Annual Report to
        Shareholders including Note 1 thereto).

13      Portions of 2007 Annual Report to Shareholders (filed herewith).

14      Code of Ethics (incorporated by reference from Annual Report on Form 10-K for the year ended
        December 31, 2006).

21.1    Subsidiaries of Registrant (filed herewith).

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

                                       PEOPLES STATE BANK


Date: March 24, 2008                   By: /s/ Michael J. Tierney
                                           ------------------------------------
                                           Michael J. Tierney
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael J. Tierney              Date: March 24, 2008
    ---------------------------------
    Michael J. Tierney
    President and Chief Executive
    Officer
    (Principal Executive Officer and
    Director)


By: /s/ David A. Wilson                 Date: March 24, 2008
    ---------------------------------
    David A. Wilson
    Senior Vice President and Chief
    Financial Officer
    (Principal Financial and
    Accounting Officer)


By: /s/ Robert L. Cole                  Date: March 24, 2008
    ---------------------------------
    Robert L. Cole
    (Director)


By: /s/ Dr. James Jacobs                Date: March 24, 2008
    ---------------------------------
    Dr. James Jacobs
    (Director)


By: /a/ Michael J. Kowalski             Date: March 24, 2008
    ---------------------------------
    Michael J. Kowalski
    (Director)


By: /s/ Longine V. Morawski             Date: March 24, 2008
    ---------------------------------
    Longine V. Morawski
    (Director)


By: /s/ Sydney L. Ross                  Date: March 24, 2008
    ---------------------------------
    Sydney L. Ross
    (Director)


By: /s/ Edward H. Turner                Date: March 24, 2008
    ---------------------------------
    Edward H. Turner
    (Director)


By: /s/ David L. Wood                   Date: March 24, 2008
    ---------------------------------
    David L. Wood
    (Director)