Form 10-Q
period 2008-03-31
PSB GROUP INC
filed 2008-05-15
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008     Commission File No.: 000-50301

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 or the Exchange Act.

        Large accelerated filer [ ]                Accelerated filer         [ ]

        Non-accelerated filer   [ ]                Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes [ ] No [X]

      The Registrant had 3,212,843 shares of Common Stock outstanding as of
                                  May 15, 2008.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION ..........................................     3
   ITEM 1. FINANCIAL STATEMENTS .........................................     3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS .........................................    15
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...    20
   ITEM 4T: CONTROLS AND PROCEDURES .....................................    21
PART II. - OTHER INFORMATION ............................................    22
   Item 1. Legal Proceedings ............................................    22
   Item 1A. Risk Factors ................................................    22
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..    22
   Item 3. Defaults Upon Senior Securities ..............................    22
   Item 4. Submission of Matters to a Vote of Security Holders ..........    22
   Item 5. Other Information ............................................    22
   Item 6. Exhibits .....................................................    22
   SIGNATURES ...........................................................    23

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

     ACCOUNTING FOR GOODWILL - Effective January 1, 2002, the Company adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which changes the Company's accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recorded upon the adoption of SFAS 142 in 2002, nor has any impairment loss been recorded since the adoption of this standard.

                                 PSB GROUP. INC.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                     MARCH 31,
                                                        2008      DECEMBER 31,
                                                    (unaudited)       2007
                                                    -----------   ------------
ASSETS
Cash and cash equivalents                            $ 11,763       $ 11,141
Federal Funds Sold                                         --          1,621
Securities available for sale                          61,764         64,115
Loans                                                 383,074        389,312
Less allowance for possible loan loss                  (5,204)        (5,184)
                                                     --------       --------
Net loans                                             377,870        384,128
Loans held for sale                                     2,390            882
Bank premises and equipment                            13,160         13,358
Accrued interest receivable                             2,277          2,344
Other real estate owned                                 8,953          5,996
Other assets                                            8,352          8,686
                                                     --------       --------
Total assets                                         $486,529       $492,271
                                                     ========       ========
LIABILITIES
Deposits:
Non-interest bearing                                 $ 62,500       $ 59,028
Interest bearing                                      362,969        379,482
                                                     --------       --------
Total deposits                                        425,469        438,510
Short-term borrowings                                   3,595         10,000
Long-term debt                                         15,436            590
Accrued taxes, interest and other liabilities           1,963          2,980
                                                     --------       --------
Total liabilities                                     446,463        452,080
SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000
   authorized - 3,212,843 shares issued and
   outstanding at March 31, 2008 and 3,072,002 at
   December 31, 2007                                   22,424         21,177
Unearned ESOP benefits                                   (436)          (590)
Common stock held in trust                               (410)          (230)
Deferred compensation obligation                          410            230
Additional paid in capital - stock options/awards        (531)          (441)
Retained earnings                                      18,486         20,113
Accumulated other comprehensive income/(loss)             123            (68)
                                                     --------       --------
Total shareholders' equity                             40,066         40,191
                                                     --------       --------
Total liabilities and stockholders' equity           $486,529       $492,271
                                                     ========       ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                         2008     2007
                                                       -------   ------
INTEREST INCOME:
Interest and fees on loans                             $ 6,714   $7,594
SECURITIES:
Taxable                                                    646      416
Tax-exempt                                                 102      270
Federal funds sold                                           5       --
                                                       -------   ------
TOTAL INTEREST INCOME                                    7,467    8,280
INTEREST EXPENSE:
Deposits                                                 2,969    3,397
Interest on borrowings                                     160      134
                                                       -------   ------
TOTAL INTEREST EXPENSE                                   3,129    3,531
                                                       -------   ------
NET INTEREST INCOME                                      4,338    4,749
Provision for loan loss                                  2,063      120
                                                       -------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      2,275    4,629
OTHER OPERATING INCOME:
Service charges on deposit accounts                        551      567
Gain on the sale of investment securities                  187       --
Other income                                               577      688
                                                       -------   ------
TOTAL OTHER INCOME                                       1,315    1,255
OTHER OPERATING EXPENSE:
Salaries and employee benefits                           2,653    2,395
Occupancy costs                                            917    1,049
Legal and professional                                     397      323
Other operating expense                                  1,942      890
                                                       -------   ------
TOTAL OTHER OPERATING EXPENSES                           5,909    4,657
                                                       -------   ------
INCOME (LOSS) - BEFORE FEDERAL INCOME TAX
   (BENEFIT) EXPENSE                                    (2,319)   1,227
Federal income tax (benefit) expense                      (816)     325
                                                       -------   ------
NET (LOSS) INCOME                                      $(1,503)  $  902
                                                       =======   ======
EARNINGS (LOSS) PER AVERAGE OUTSTANDING SHARE OF
   COMMON STOCK - BASIC                                $ (0.49)  $ 0.30
                                                       =======   ======
   FULLY DILUTED                                         (0.49)    0.30
                                                       =======   ======
CASH DIVIDEND PER SHARE                                $  0.04   $ 0.18
                                                       =======   ======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                             2008     2007
                                           -------   ------
Net (loss) income                          $(1,503)  $  902
Other comprehensive income:
Change in unrealized gain on securities
   available for sale, net of tax              191      120
                                           -------   ------
Comprehensive (loss) income                $(1,312)  $1,022
                                           =======   ======

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2008
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       Unearned      Common      Deferred    Add'l Paid in                              Total
                               Common    ESOP        Stock         Comp.    Capital - Stock  Retained  Accumulated  Shareholders'
                               Stock   Benefits  Held in Trust  Obligation   Options/Awards  Earnings      OCI          Equity
                              -------  --------  -------------  ----------  ---------------  --------  -----------  -------------
Balance - December 31, 2007   $21,177   ($590)       ($230)        $230          ($441)      $20,113      ($68)        $40,191
Net loss                                                                                      (1,503)                   (1,503)
Change in unrealized gain                                                                                  191             191
   on securities available
   for sale, net of tax
Earned ESOP Benefit                       154                                                                              154
Restricted Stock Awards           285                                                                                      285
Sale of common stock              962                                                                                      962
Stock Options/Awards espense                                                       (90)                                    (90)
Purchase of stock by Trust                            (180)                                                               (180)
Deferred compensation                                               180                                                    180
Cash dividends                                                                                  (124)                     (124)
                              -------   -----        -----         ----          -----       -------       ----        -------
Balance - March 31, 2008      $22,424   ($436)       ($410)        $410          ($531)      $18,486       $123        $40,066
                              =======   =====        =====         ====          =====       =======       ====        =======

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                         2008       2007
                                                       --------   --------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES:   $ (2,894)  $  1,568
CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in securities                                2,839        813
Net (increase) decrease in loans                          4,195    (11,047)
Net (increase) decrease in loans held for sale           (1,508)     2,369
Capital expenditures                                       (118)      (245)
                                                       --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       5,408     (8,110)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                     (13,041)    15,804
Net decrease in short-term borrowings                    (6,405)    (8,875)
Net increase in long-term debt                           15,000         --
Issuance of common stock                                  1,057         --
Cash dividends                                             (124)      (549)
                                                       --------   --------
NET CASH (USED IN ) PROVIDED BY FINANCING ACTIVITIES     (3,513)     6,380
                                                       --------   --------
NET DECREASE IN CASH                                       (999)      (162)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          12,762     13,950
                                                       --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 11,763   $ 13,788
                                                       ========   ========
SUPPLEMENTAL INFORMATION - Cash paid (received) for:
   Interest                                               3,163      3,496
   Taxes                                                   (716)        --

PSB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2007 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 24, 2008. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2008 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                       March 31, 2008
                                                      -----------------------------------------------
                                                                     Gross        Gross     Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                         Cost        Gains       Losses       Value
                                                      ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations of U.S.
      government corporations and agencies             $50,151       $491         $186       $50,456
   Obligations of state and political subdivisions       9,394         14          132         9,276
   Corporate debt securities                               500         --           --           500
   Other                                                 1,532         --           --         1,532
                                                       -------       ----         ----       -------
   Total available-for-sale securities                 $61,577       $505         $318       $61,764
                                                       =======       ====         ====       =======

                                                        December 31, 2007
                                         -----------------------------------------------
                                                        Gross        Gross     Estimated
                                         Amortized   Unrealized   Unrealized     Market
                                            Cost        Gains       Losses       Value
                                         ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies           $48,147      $   167       $161       $48,153
   Obligations of state and political
      subdivisions                         14,039           12        111        13,940
   Corporate debt securities                  500           --         10           490
   Other                                    1,532           --         --         1,532
                                          -------      -------       ----       -------
   Total available-for-sale securities    $64,218      $   179       $282       $64,115
                                          =======      =======       ====       =======

The amortized cost and estimated market value of securities at March 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2008, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $ 5,084    $ 5,093
Due in one year through five years          1,774      1,793
Due after five years through ten years      2,615      2,621
Due after ten years                         8,624      8,498
                                          -------    -------
                                           18,097     18,005
Federal agency pools                       41,948     42,227
Other                                       1,532      1,532
                                          -------    -------
   Total                                  $61,577    $61,764
                                          =======    =======

Securities having a carrying value of $16,267,000 (market value of $16,403,000) were pledged at March 31, 2008 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at March 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

                         MARCH 31,   DECEMBER 31,
                            2008         2007
                         ---------   ------------
Commercial Real Estate    $239,070     $242,762
Residential Mortgages       76,883       77,879
Commercial                  59,537       59,945
Consumer                     7,584        8,726
                          --------     --------
Total                     $383,074     $389,312
                          ========     ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2008, other real estate owned consisted of 54 properties. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. Non-performing loans have decreased $4.6 million, or 22% since December 31, 2007. The following table summarizes non-performing assets (dollars in thousands):

                                              March 31,   December 31,
                                                 2008         2007
                                              ---------   ------------
Non-accrual loans                              $13,520      $18,245
Loans past due 90 or more days                     507        1,280
Restructured debt                                2,226        1,347
                                               -------      -------
Total non-performing loans                      16,253       20,872
Other real estate owned                          8,953        5,996
                                               -------      -------
   Total non-performing assets                 $25,206      $26,868
                                               =======      =======
Total non-performing loans to total loans         4.24%        5.36%
Total non-performing assets to total assets       5.18%        5.46%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                          THREE MONTHS ENDED       YEAR ENDED
                                            MARCH 31, 2008     DECEMBER 31, 2007
                                          ------------------   -----------------
Loan loss balance - Beginning of period        $ 5,184              $ 4,257
Provision                                        2,063                7,663
Charge-offs                                     (2,075)              (7,185)
Recoveries                                          32                  449
                                               -------              -------
Loan loss balance - End of period              $ 5,204              $ 5,184
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

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables contain information about the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Disclosures concerning assets and liabilities at fair value are as follows:

               ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A
                        RECURRING BASIS AT MARCH 31, 2007
                             (DOLLARS IN THOUSANDS)

                                                  SIGNIFICANT
                                                     OTHER      SIGNIFICANT
                        QUOTED PRICES IN ACTIVE   OBSERVABLE    UNOBSERVABLE
                         MARKETS FOR IDENTICAL       INPUTS        INPUTS        BALANCE AT
                            ASSETS (LEVEL 1)       (LEVEL 2)      (LEVEL 3)    MARCH 31, 2008
                        -----------------------   -----------   ------------   --------------
ASSETS
Investment securities
   available-for-sale             $--               $60,983         $781           $61,764

               CHANGES IN LEVEL 3 ASSETS AND LIABILITIES MEASURED
                       AT FAIR VALUE ON A RECURRING BASIS
                             (DOLLARS IN THOUSANDS)

                                                                                   INVESTMENT
                                                                            SECURITIES - AVAILABLE-
                                                                                    FOR-SALE
                                                                            -----------------------
Balance at December 31, 2007                                                         $795
   Total realized and unrealized gains (losses) included in income                     --
   Total unrealized gains (losses) included in other comprehensive income              11
   Net purchases, sales, calls and maturities                                         (25)
   Net transfers in/out of Level 3                                                     --
                                                                                     ----
Balance at March 31, 2008                                                            $781

INVESTMENT SECURITIES AVAILABLE FOR SALE. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. Where level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Of the level 3 assets that were still held by the Company at March 31, 2008, there was an unrealized gain of $11 thousand, which is recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the three months ended March 31, 2008.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in the fair value that were attributable to both observable and unobservable inputs.

Available-for-sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust preferred investment issued by a local area bank holding company. The Company estimates fair value of these investments on the present value of expected future cash flows using management's best estimate of key assumptions.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are impaired loans accounted for under FAS 114. The Company has estimated the fair value of these assets using Level 3 inputs, including discounted cash flow projections and estimated realizable value of the underlying collateral (typically based on outside appraisals).

     ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS AT MARCH 31, 2007
                             (DOLLARS IN THOUSANDS)

                                                              SIGNIFICANT
                                                                 OTHER      SIGNIFICANT     TOTAL LOSSES
                                    QUOTED PRICES IN ACTIVE    OBSERVABLE   UNOBSERVABLE       FOR THE
                      BALANCE        MARKETS FOR IDENTICAL       INPUTS        INPUTS       PERIOD ENDED
                   MARCH 31, 2008      ASSETS (LEVEL 1)        (LEVEL 2)     (LEVEL 3)     MARCH 31, 2008
                   --------------   -----------------------   -----------   ------------   --------------
ASSETS
Impaired loans
   accounted for
   under FAS 114       $13,520                $--               $13,520          $--            $181

IMPAIRED LOANS. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is determined through forward commitments which the Company enters to sell these loans to secondary market counterparties. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Other assets, including goodwill and other intangible assets, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

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

We also offer a full range of deposit and personal banking services insured by the FDIC, including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Primevest Financial Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products. As of March 31, 2008, we held approximately $5.3 million in brokered deposits. The remainder of the deposits, approximately 98.7% of total deposits, are from local market areas surrounding our branches.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through March 31, 2008, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. For the first three months of 2008, the Company recorded $76 thousand in share based compensation expense. This compares to $38 thousand for the first three months of 2007.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets decreased approximately $5.8 million to $486.5 million at March 31, 2008 from $492.3 million at December 31, 2007. Our federal funds sold balance decreased $1.6 million during the first quarter of the year as we moved to a net borrowing position. The balance of our investment securities decreased by approximately $2.3 million to $61.8 million at March 31, 2008 as compared to $64.1 million at December 31, 2007. Our loan portfolio decreased approximately $6.2 million to $383.1 million at March 31, 2008. This was the result of a $3.7 million decrease in commercial real estate loans, a $408 thousand decrease in other commercial loans, a $996 thousand decrease in residential real estate loans and a $1.1 million decrease in consumer loans. Approximately $733 thousand of the decrease in consumer loans was the result of the sale of our credit card portfolio. Loans held for sale increased $1.5 million to $2.4 million at March 31, 2008. The total of all other assets increased $2.6 million at March 31, 2008, due mainly to a $3.0 million increase in other real estate (repossessed properties).

During the first three months of 2008, we experienced net loan charge-offs of $2.0 million. This compares to net charge-offs of $145 thousand during the first three months of 2007. In addition, at March 31, 2008, we were carrying $16.3 million in non-performing loans compared to $12.2 million at March 31, 2007. This high level of net charge-offs and non-performing loans is the direct result of the continuing poor economic environment in the state of Michigan, combined with the collapse of the residential real estate market in southeast Michigan. We have no exposure in the sub-prime mortgage lending market, but through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first quarter of 2008, we recorded a loan loss provision of $2.1 million compared to a $120 thousand provision during the first quarter of 2007. Our loan loss reserve as a percentage of total loans has been increased to 1.36% as of March 31, 2008, compared to 1.33% at December 31, 2007 and 1.03% at March 31, 2007. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" in the Financial Statements contained in this report are hereby incorporated by this reference.

Total liabilities decreased $5.6 million to $446.5 million at March 31, 2008 from $452.1 million at December 31, 2007. Total deposits decreased $13 million to $425.5 million at March 31, 2008 from $438.5 at December 31, 2007. This was mainly due to an $8.2 million decrease in savings deposits, a $5.1 million decrease in interest bearing demand deposits and a $3.2 million decrease in certificates of deposit, partially offset by a $3.5 million increase in non-interest bearing deposits. We took $15 million in two year advances from the Federal Home Loan Bank of Indianapolis (long-term debt) and used the proceeds to pay down our short-term debt (federal funds) and offset the drop in deposit balances.

FINANCIAL RESULTS

Three Months Ended March 31, 2008

For the three months ended March 31, 2008, we realized a net loss of $1.5 million compared to net income of $902 thousand for the same period in 2007. Total interest income decreased $813 thousand in the first quarter 2008 compared to the first quarter 2007. Interest and fees on loans decreased $880 thousand in the first quarter 2008 over the same period in 2007. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We generated a $10.4 million increase in our average commercial loans in the first quarter 2008 compared to the first quarter 2007. However, the positive impact of this increase in loan balances was more than offset by a drop in our commercial loan yield of 77 basis points. This drop in yield is due to the lower overall interest rate environment that resulted from continued interest rate cuts by the Federal Reserve and also to a $4 million increase in non-performing loans over the March 31, 2007 level. The result was a $398 thousand net decrease in interest and fees on commercial loans. Our average investment in residential mortgage loans decreased $24.6 million in the first quarter of 2008 compared to the first quarter of 2007. Approximately $14 million of this decrease was due to a one-time sale of mortgage loans in December 2007. In addition to the drop in average mortgage loan balances, we also realized a 26 basis point drop in yield resulting from the lower interest rate environment. As a result of this combined drop in balances and yield, we realized a $386 thousand decrease in interest and fees on mortgage loans. During the first quarter of 2008, we also realized a $96 thousand drop in interest and fees on consumer loans as average balances dropped $3.3 million and the consumer loan yield was reduced by 56 basis points.

Our average investment in securities and federal funds increased $1.8 million comparing the first quarter 2008 to the same period in 2007. The result was a $66 thousand increase in interest on securities. This increase was the result of some restructuring of the portfolio that allowed us to increase our yield by approximately 29 basis points from period to period.

Interest expense decreased $402 thousand in the first quarter 2008 compared to the first quarter 2007. Interest on deposits decreased $428 thousand due mainly to the lower interest rate environment in 2008. Comparing the first quarter 2008 to the first quarter 2007 our average savings balances increased $2.8 million, but we reduced the rate paid on these deposits by 83 basis points, resulting in a decrease in the interest on savings balances of $243 thousand. Our average certificate of deposit balances remained relatively flat, dropping only $45 thousand between the two periods. The rate paid on these balances was reduced by 28 basis points resulting in a $140 thousand decrease in interest on certificates of deposit. Average interest bearing demand balances decreased $10.5 million comparing the first quarter of 2008 to the first quarter of 2007. We also reduced the rate paid on these balances by 18 basis points resulting in a $46 thousand decrease in interest expense on interest bearing demand balances. The decrease in interest expense on deposits was partially offset by a $26 thousand increase in interest on borrowed funds as we had to increase our average borrowings by approximately $7.3 million to make up for the lower deposits.

During the first quarter 2008, we recorded a $2.1 million provision for loan losses compared to a $120 thousand provision recorded in the first quarter of 2007. This increase in the provision is due to the increase in net charge-offs we have realized in 2007 and the increase in non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.

Total other operating income increased $60 thousand in the first quarter 2008 compared to the first quarter 2007. This increase was mainly the result a $187 thousand increase in the gain on the sale of securities and a $77 thousand gain on the sale of our credit card portfolio. In addition, we realized a $47 thousand increase in investment commissions in the first quarter of 2008 over the 2007 level. These increases were partially offset by lower loan related fees. We realized a $114 thousand decrease in the gain on the sale of mortgage loans and a $70 thousand drop on other mortgage related fees as the mortgage loan business in southeast Michigan remains very slow. In addition, we realized a $61 thousand decrease in commercial loan related fees.

Total other operating expenses increased $1.3 million when comparing the first quarters of 2008 and 2007. Salary and benefits expense increased $258 thousand. Salaries increased approximately $182 thousand due primarily to the hiring of new senior level officers. Medical and retirement benefits increased approximately $194 thousand. Approximately $113 thousand of this represents one-time adjustments for certain pension and retiree medical benefits. Slower loan activity resulted in reduced deferrals, increasing salaries expense by approximately $48 thousand. Employment taxes also increased $30 thousand. The increases were partially offset by a $120 thousand decrease in accrued incentives expense and an $87 thousand decrease in net mortgage commissions. Legal and professional fees increased $74 thousand due mainly to increased legal fees related to loan reviews and loan workouts. Other operating expenses increased $1.1 million due mainly to a $1.3 million increase in other real estate (repossessed property) expense. This is mainly the result of negative valuation adjustments and maintenance on property we have repossessed. This was partially offset by a $122 thousand decrease in our state taxes, partly the result of a shift from the Michigan Single Business Tax to the lower Michigan Financial Institutions Tax effective January 1, 2008. In addition, we have reduced marketing expenses by $42 thousand and stationery and supplies by $40 thousand in the first quarter of 2008 compared to the first quarter of 2007. We also realized a $132 decrease in occupancy costs resulting mainly from the closing of one bank branch and certain mortgage loan offices in 2007.

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

During the three months ended March 31, 2008, the Company increased long-term debt by $15 million through FHLB advances. In addition, loans and securities paid down by a combined $8.6 million and we sold $1.0 million in new common stock. This increased cash was used to offset the $19.4 million decrease in deposits and short-term borrowings and fund the $1.5 million increase in loans held for sale and the $2.9 million used in operations. In addition, we used $118 thousand in cash to make capital improvements and $124 thousand to pay the first quarter dividend. The result was an overall decrease of approximately $1 million in cash and cash equivalents during the first quarter of 2008 to approximately $11.8 million, an amount that management considers sufficient to meet future liquidity needs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At March 31, 2008, the Company had commitments to extend credit of $56.4 million and stand-by letters of credit of $4.4 million compared to $52.6 million and $2.0 million, respectively, at December 31, 2007.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2008:

Tier 1 capital                           $36,038
Total capital                            $40,939
Tier 1 capital to risk-weighted assets      9.20%
Total capital to risk-weighted assets      10.44%
Tier 1 capital to average assets            7.45%

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

Based on our most recent simulation, the Company is in an almost neutral position. Based on the position of the balance sheet and management's assumptions concerning core deposit sensitivity and other assumptions, net interest income will not be significantly impacted whether rates rise or fall.

Please refer to the corresponding discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for more detailed information.

ITEM 4T: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2008.

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

     ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On March 31, 2008, the Company completed the sale in an offering exempt under Rule 506 of Regulation D under the Securities Act of 1933 of 113,126 shares of the Company's common stock to certain of the Company's directors and executive officers. The selling price for the shares was $8.50 per share. Of the approximate $962,000 in proceeds of the offering, $583,000 will be used to infuse additional capital into the Company's subsidiary bank, Peoples State Bank, with the remaining funds retained at the holding company for working capital purposes.

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

                                        PSB GROUP, INC.


Date: May 15, 2008                      /s/ Michael J. Tierney
                                        ----------------------------------------
                                        Michael J. Tierney
                                        President and Chief Executive Officer


Date: May 15, 2008                      /s/ David A. Wilson
                                        ----------------------------------------
                                        David A. Wilson
                                        Chief Financial Officer

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