Form 10-Q
period 2008-06-30
PSB GROUP INC
filed 2008-08-01
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008      Commission File No.: 000-50301

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

                                 Yes [ ] No [X]

     The Registrant had 3,224,067 shares of Common Stock outstanding as of July 31, 2008.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION ..........................................     3
   ITEM 1. FINANCIAL STATEMENTS .........................................     3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS .........................................    16
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...    22
   ITEM 4T: CONTROLS AND PROCEDURES .....................................    22
PART II. -- OTHER INFORMATION ...........................................    24
   Item 1. Legal Proceedings ............................................    24
   Item 1A. Risk Factors ................................................    24
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..    24
   Item 3. Defaults Upon Senior Securities ..............................    24
   Item 4. Submission of Matters to a Vote of Security Holders ..........    24
   Item 5. Other Information ............................................    25
   Item 6. Exhibits .....................................................    25
   SIGNATURES ...........................................................    26

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

     As a result of the ongoing volatility in the financial industry and PSB Group, Inc's market capitalization decreasing to a level below tangible book value, management has determined it is necessary to perform an interim goodwill impairment test. The company will conduct a discounted cash flow and portfolio pricing analysis to determine if the fair value of the company's assets and liabilities exceed their carrying value. Management expects the analysis to be completed by the end of the third quarter.

                                 PSB GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                                JUNE 30,
                                                                 2008       DECEMBER 31,
                                                              (unaudited)       2007
                                                              -----------   ------------
ASSETS
Cash and cash equivalents                                      $ 13,529       $ 11,141
Federal funds sold                                                   --          1,621
Securities available for sale                                    52,119         64,115
Loans                                                           387,162        389,312
Less allowance for possible loan loss                            (5,974)        (5,184)
                                                               --------       --------
Net loans                                                       381,188        384,128
Loans held for sale                                               1,710            882
Bank premises and equipment                                      12,860         13,358
Accrued interest receivable                                       2,042          2,344
Other real estate owned                                           8,025          5,996
Goodwill                                                          4,458          4,458
Other assets                                                      4,854          4,228
                                                               --------       --------
Total assets                                                   $480,785       $492,271
                                                               ========       ========
LIABILITIES
Deposits:
Non-interest bearing                                           $ 56,168       $ 59,028
Interest bearing                                                348,212        379,482
                                                               --------       --------
Total deposits                                                  404,380        438,510
Federal funds purchased                                          10,525             --
Federal Home Loan Bank advances                                  25,000         10,000
Long-term debt                                                      436            590
Accrued taxes, interest and other liabilities                     2,040          2,980
                                                               --------       --------
Total liabilities                                               442,381        452,080
SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000 authorized -
   3,224,067 shares issued and outstanding at June 30, 2008
   and 3,072,002 at December 31, 2007                            22,518         21,177
Unearned ESOP benefits                                             (436)          (590)
Common stock held in trust                                         (410)          (230)
Deferred compensation obligation                                    410            230
Additional paid in capital - stock options/awards                  (484)          (441)
Retained earnings                                                17,840         20,113
Accumulated other comprehensive income/(loss)                    (1,034)           (68)
                                                               --------       --------
Total shareholders' equity                                       38,404         40,191
                                                               --------       --------
Total liabilities and stockholders' equity                     $480,785       $492,271
                                                               ========       ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -----------------
                                                           2008      2007       2008      2007
                                                         -------   --------   -------   -------
INTEREST INCOME:
Interest and fees on loans                               $ 6,514   $ 7,644    $13,228   $15,238
SECURITIES:
Taxable                                                      609       397      1,255       813
Tax-exempt                                                    69       269        171       539
Federal funds sold                                             1        10          6        10
                                                         -------   -------    -------   -------
TOTAL INTEREST INCOME                                      7,193     8,320     14,660    16,600
INTEREST EXPENSE:
Deposits                                                   2,305     3,603      5,274     7,000
Federal funds purchased                                       42        91         67       225
Federal Home Loan Bank advances                              126        --        261        --
                                                         -------   -------    -------   -------
TOTAL INTEREST EXPENSE                                     2,473     3,694      5,602     7,225
                                                         -------   -------    -------   -------
NET INTEREST INCOME                                        4,720     4,626      9,058     9,375
Provision for loan losses                                  1,553     1,840      3,616     1,960
                                                         -------   -------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,167     2,786      5,442     7,415
OTHER OPERATING INCOME:
Service charges on deposit accounts                          588       610      1,139     1,177
Gain on the sale of investment securities                     --        --        187        --
Other income                                                 485       557      1,062     1,245
                                                         -------   -------    -------   -------
TOTAL OTHER INCOME                                         1,073     1,167      2,388     2,422
OTHER OPERATING EXPENSE:
Salaries and employee benefits                             2,421     2,499      5,074     4,894
Occupancy costs                                              923       908      1,840     1,957
Legal and professional                                       321       316        718       639
Other real estate owned expense                              616         6      1,876         6
Other operating expense                                      963       867      1,645     1,757
                                                         -------   -------    -------   -------
TOTAL OTHER OPERATING EXPENSES                             5,244     4,596     11,153     9,253
                                                         -------   -------    -------   -------
INCOME (LOSS) - BEFORE FEDERAL INCOME TAX
   (BENEFIT) EXPENSE                                      (1,004)     (643)    (3,323)      584
Federal income tax (benefit) expense                        (359)     (304)    (1,175)       21
                                                         -------   -------    -------   -------
NET INCOME (LOSS)                                        $  (645)  $  (339)   $(2,148)  $   563
                                                         =======   =======    =======   =======
EARNINGS (LOSS) PER AVERAGE OUTSTANDING SHARE
   OF COMMON STOCK - BASIC                               $  (.20)  $  (.11)   $  (.68)  $   .18
                                                         =======   =======    =======   =======
                     FULLY DILUTED                          (.20)     (.11)      (.68)      .18
                                                         =======   =======    =======   =======
CASH DIVIDENDS PER SHARE                                 $   .00   $   .18    $   .04   $   .36
                                                         =======   =======    =======   =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                             ----------------
                                               2008     2007
                                             -------   ------
Net (loss) income                            $(2,148)  $ 563
Other comprehensive income:
Change in unrealized loss on securities
   available for sale, net of tax               (966)   (491)
                                             -------   -----
Comprehensive (loss) income                  $(3,114)  $  72
                                             =======   =====

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2008
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     Common
                                         Unearned    Stock     Deferred     Add'l Paid in                                 Total
                                Common     ESOP     Held in      Comp.     Capital - Stock   Retained   Accumulated   Shareholders'
                                Stock    Benefits    Trust    Obligation    Options/Awards   Earnings       OCI           Equity
                               -------   --------   -------   ----------   ---------------   --------   -----------   -------------
Balance - December 31, 2007    $21,177    ($590)     ($230)      $230           ($441)       $20,113         ($68)       $40,191
Net loss                                                                                      (2,148)                     (2,148)
Change in unrealized loss                                                                                    (966)          (966)
   on securities available
   for sale, net of tax
Earned ESOP Benefit                         154                                                                              154
Restricted Stock Awards            313                                                                                       313
Sale of common stock             1,028                                                                                     1,028
Stock Options/Awards expense                                                      (43)                                       (43)
Purchase of stock by Trust                            (180)                                                                 (180)
Deferred compensation                                             180                                                        180
Cash dividends                                                                                  (125)                       (125)
                               -------    -----      -----       ----           -----        -------      -------        -------
Balance - June 30, 2008        $22,518    ($436)     ($410)      $410           ($484)       $17,840      ($1,034)       $38,404
                               =======    =====      =====       ====           =====        =======      =======        =======

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                               -------------------
                                                                  2008      2007
                                                               --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:           $   (617)  $  2,826
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities available for sale                       (25,841)      (248)
Proceeds from the sale of available for sale securities          27,496         --
Proceeds from the maturity of available for sale securities       9,085      2,247
Net increase in loans                                              (676)   (19,304)
Net (increase) decrease in loans held for sale                     (828)     2,829
Capital expenditures                                               (150)      (592)
                                                               --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               9,086    (15,068)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                             (34,130)    19,439
Net increase (decrease) in federal funds purchased               10,525     (7,895)
Increase in FHLB advances                                        15,000         --
Issuance of common stock                                          1,028         --
Cash dividends                                                     (125)    (1,102)
                                                               --------   --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (7,702)    10,442
                                                               --------   --------
NET INCREASE (DECREASE) IN CASH                                     767     (1,800)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  12,762     13,950
                                                               --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 13,529   $ 12,150
                                                               ========   ========
SUPPLEMENTAL INFORMATION - Cash paid (received) for:
   Interest                                                       5,753      7,242
   Taxes                                                           (717)       389

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2007 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 24, 2008. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2008 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                       June 30, 2008
                                                      -----------------------------------------------
                                                                     Gross        Gross     Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                         Cost        Gains       Losses       Value
                                                      ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations of U.S.
      government corporations and agencies             $46,273        $23        $1,360      $44,936
   Obligations of state and political subdivisions       5,381          3           223        5,161
   Corporate debt securities                               500         --            10          490
   Other                                                 1,532         --            --        1,532
                                                       -------        ---        ------      -------
   Total available-for-sale securities                 $53,686        $26        $1,593      $52,119
                                                       =======        ===        ======      =======

                                                                     December 31, 2007
                                                      -----------------------------------------------
                                                                     Gross        Gross     Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                         Cost        Gains       Losses       Value
                                                      ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. Treasury securities and obligations of U.S.
      government corporations and agencies             $48,147       $167         $161       $48,153
   Obligations of state and political subdivisions      14,039         12          111        13,940
   Corporate debt securities                               500         --           10           490
   Other                                                 1,532         --           --         1,532
                                                       -------       ----         ----       -------
   Total available-for-sale securities                 $64,218       $179         $282       $64,115
                                                       =======       ====         ====       =======

The amortized cost and estimated market value of securities at June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2008, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $    85    $    85
Due in one year through five years          1,664      1,638
Due after five years through ten years      3,002      2,919
Due after ten years                         4,334      4,141
                                          -------    -------
                                            9,085      8,783
Federal agency pools                       43,069     41,804
Other                                       1,532      1,532
                                          -------    -------
   Total                                  $53,686    $52,119
                                          =======    =======

Securities having a carrying value of $46,064,000 (market value of $44,729,000) were pledged at June 30, 2008 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at June 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

                         JUNE 30,   DECEMBER 31,
                           2008         2007
                         --------   ------------
Commercial Real Estate   $240,550     $242,762
Residential Mortgages      79,158       77,879
Commercial                 60,513       59,945
Consumer                    6,941        8,726
                         --------     --------
Total                    $387,162     $389,312
                         ========     ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2008, other real estate owned consisted of 60 properties. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. Non-performing loans have decreased $3.1 million, or 17.4% since December 31, 2007. The following table summarizes non-performing assets (dollars in thousands):

                                              June 30,   December 31,
                                                2008         2007
                                              --------   ------------
Non-accrual loans                             $10,366      $15,278
Loans past due 90 or more days                    532        1,280
Restructured debt                               3,885        1,347
                                              -------      -------
Total non-performing loans                     14,783       17,905
Other real estate owned                         8,025        5,996
                                              -------      -------
   Total non-performing assets                $22,808      $23,901
                                              =======      =======
Total non-performing loans to total loans        3.82%        4.60%
Total non-performing assets to total assets      4.74%        4.86%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):

                                          SIX MONTHS
                                             ENDED      YEAR ENDED
                                           JUNE 30,    DECEMBER 31,
                                             2008          2007
                                          ----------   ------------
Loan loss balance - Beginning of period    $ 5,184       $$4,257
Provision for loan losses                    3,616         7,663
Charge-offs                                 (3,103)       (7,185)
Recoveries                                     277           449
                                           -------       -------
Loan loss balance - End of period          $ 5,974       $ 5,184
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

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables contain information about the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities at fair value are as follows:

     ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS AT
                                 JUNE 30, 2008
                             (DOLLARS IN THOUSANDS)

                                                SIGNIFICANT
                           QUOTED PRICES IN        OTHER       SIGNIFICANT
                               ACTIVE            OBSERVABLE   UNOBSERVABLE
                        MARKETS FOR IDENTICAL      INPUTS         INPUTS       BALANCE AT
                           ASSETS (LEVEL 1)      (LEVEL 2)      (LEVEL 3)    JUNE 30, 2008
                        ---------------------   -----------   ------------   -------------
ASSETS
Investment securities
   available-for-sale            $--              $51,349         $770          $52,119

 CHANGES IN LEVEL 3 ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING
                                      BASIS
                             (DOLLARS IN THOUSANDS)

                                                                                   INVESTMENT
                                                                            SECURITIES - AVAILABLE-
                                                                                    FOR-SALE
                                                                            -----------------------
Balance at December 31, 2007                                                          $795
   Total realized and unrealized gains (losses) included in income                      --
   Total unrealized gains (losses) included in other comprehensive income               --
   Net purchases, sales, calls and maturities                                          (25)
   Net transfers in/out of Level 3                                                      --
                                                                                      ----
Balance at June 30, 2008                                                              $770

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

Of the Level 3 assets that were still held by the Company at June 30, 2008, there were no unrealized gain or losses recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the six months ended June 30, 2008.

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

     ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS AT JUNE 30, 2008
                             (DOLLARS IN THOUSANDS)

                              QUOTED PRICES IN   SIGNIFICANT
                                   ACTIVE           OTHER       SIGNIFICANT    TOTAL LOSSES
                    BALANCE      MARKETS FOR      OBSERVABLE   UNOBSERVABLE      FOR THE
                   JUNE 30,       IDENTICAL         INPUTS        INPUTS       PERIOD ENDED
                     2008     ASSETS (LEVEL 1)    (LEVEL 2)      (LEVEL 3)    JUNE 30, 2008
                   --------   ----------------   -----------   ------------   -------------
ASSETS
Impaired loans
   accounted for
   under FAS 114    $10,366          $--           $10,366          $--            $268

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

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share have been computed based on the following (in thousands, except per share data):

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                      -----------------------   -----------------------
                                                         2008         2007         2008         2007
                                                      ----------   ----------   ----------   ----------
Net income (loss)                                     $     (645)  $     (339)  $   (2,148)  $      563

Average number of common shares outstanding used
   to calculate basic earnings per common share        3,213,040    3,070,802    3,149,587    3,056,792

Effect of dilutive securities                                 --           --           --           --
                                                      ----------   ----------   ----------   ----------
Average number of common shares outstanding used
   to calculate diluted earnings per common share      3,213,040    3,070,802    3,149,587    3,056,792
                                                      ==========   ==========   ==========   ==========
Number of anti-dilutive stock options excluded from
   diluted earnings per share computation                148,193

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

We provide customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation.

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

We also offer a full range of deposit and personal banking services insured by the FDIC, including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Primevest Financial Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products. As of June 30, 2008, we held approximately $332 thousand in brokered deposits. The remainder of the deposits, approximately 99.9% of total deposits, are from local market areas surrounding our branches.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. and Universal Mortgage Company are wholly owned subsidiaries of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through June 30, 2008, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. For the first six months of 2008, the Company recorded $152 thousand in share based compensation expense. This compares to $108 thousand for the first six months of 2007.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets decreased approximately $11.5 million to $480.8 million at June 30, 2008 from $492.3 million at December 31, 2007. Our federal funds sold balance decreased $1.6 million during the first half of the year as we moved to a net borrowing position. The balance of our investment securities decreased by approximately $12.0 million to $52.1 million at June 30, 2008 as compared to $64.1 million at December 31, 2007. Our loan portfolio decreased approximately $2.2 million to $387.2 million at June 30, 2008. This was the result of a $2.2 million decrease in commercial real estate loans and a $1.8 million decrease in consumer loans, partially offset by a $1.3 million increase in residential mortgages and a $568 thousand increase in other commercial loans. Approximately $733 thousand of the decrease in consumer loans was the result of the sale of our credit card portfolio. Loans held for sale increased $828 thousand to $1.7 million at June 30, 2008. The total of all other assets increased approximately $1.9 million at June 30, 2008, due mainly to a $2.0 million increase in other real estate owned (repossessed properties).

During the first six months of 2008, we experienced net loan charge-offs of $2.8 million. This compares to net charge-offs of $352 thousand during the first six months of 2007 and $6.4 million during the second half of 2007. In addition, at June 30, 2008, we were carrying $14.8 million in non-performing loans compared to $17.9 million at December 31, 2007. This high level of net charge-offs and non-performing loans is the direct result of the continuing poor economic environment in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. We have no exposure in the sub-prime mortgage lending market, but through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first half of 2008, we recorded a loan loss provision of $3.6 million compared to a $2 million provision during the first half of 2007. Our loan loss reserve as a percentage of total loans has been increased to 1.54% as of June 30, 2008, compared to 1.33% at December 31, 2007 and 1.41% at June 30, 2007. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" in the Financial Statements contained in this report are hereby incorporated by this reference.

Total liabilities decreased $9.7 million to $442.4 million at June 30, 2008 from $452.1 million at December 31, 2007. Total deposits decreased $34.1 million to $404.4 million at June 30, 2008 from $438.5 at December 31, 2007. This was mainly due to a $15.8 million decrease in certificates of deposit and an $18.3 million decrease in other deposits. We allowed high rate certificates of deposit to run-off and replaced the balances with more favorable funding options from the Federal Home Loan Bank. We took $15 million in two year advances from the Federal Home Loan Bank of Indianapolis and increased our Federal Funds borrowings by $10.5 million.

FINANCIAL RESULTS

Three Months Ended June 30, 2008

For the three months ended June 30, 2008, we realized a net loss of $645 thousand compared to a net loss of $339 thousand for the same period in 2007 and a net loss of $1.5 million in the first quarter of 2008. Total interest income decreased $1.1 million in the second quarter 2008 compared to the second quarter 2007. Interest and fees on loans decreased $1.1 million in the second quarter 2008 over the same period in 2007. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We realized a $25.2 million decrease in our average loans in the second quarter 2008 compared to the second quarter 2007. Approximately $14 million of this decrease was the result of a one-time sale of mortgage loans in December, 2007. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 68 basis points in the second quarter of 2008 compared to the second quarter of 2007. This drop in yield is due to the lower overall interest rate environment that resulted from continued interest rate cuts by the Federal Reserve and also to a $3.2 million increase in non-performing loans over the June 30, 2007 level. Interest on investment securities and federal funds sold remained relatively flat between the two periods. The average investment in securities and federal funds was decreased by about $6.9 million, but by shifting investments, we were able to increase the yield on the portfolio by approximately 55 basis points and thereby maintain the same level of income.

More than offsetting the contraction in interest income, interest expense decreased $1.2 million in the second quarter 2008 compared to the second quarter 2007. The result was a $94 thousand increase in net interest income comparing the two quarters. Interest on deposits decreased $1.3 million due to the lower interest rate environment in 2008 but also to our lower level of deposits. Comparing the second quarter 2008 to the second quarter 2007 our average certificate of deposit balances decreased $23.3 million, and we reduced the rate paid on these deposits by 112 basis points, resulting in a decrease in the interest on certificates of deposit of $790 thousand. Our average savings balances decreased $5.5 million between the two quarters and we paid 137 basis points less in the second quarter of 2008 than the second quarter of 2007, resulting in a $467 thousand decrease in interest expense on these balances. In addition, our interest bearing demand balances decreased $5.4 million between the two quarters and we paid 24 basis points less on these balances resulting in a $41 thousand decrease in interest expense from the second quarter of 2007 to the second quarter of 2008. The decrease in interest expense on deposits was partially offset by a $77 thousand increase in interest on borrowed funds as we increased our average borrowings by approximately $18.4 million.

During the second quarter 2008, we recorded a $1.6 million provision for loan losses compared to a $2.0 million provision in the first quarter and a $1.8 million provision recorded in the second quarter of 2007. Management believes this provision is necessary to maintain the reserve at an appropriate level.

Total other operating income decreased $94 thousand in the second quarter 2008 compared to the second quarter 2007. This decrease was mainly the result of a $22 thousand decrease in service charges on deposit accounts as well as lower gains on the sale of mortgage loans and other mortgage loan related fees, as the mortgage loan business in southeast Michigan remains very slow. The decrease was partially offset by a $70 thousand increase in investment referral fee income.

Total other operating expenses increased $648 thousand when comparing the second quarters of 2008 and 2007. Salary and benefits expense decreased $78 thousand. This is mainly due to $78 thousand in lower bonus and incentive accruals, $64 thousand in lower medical and dental expenses, $42 thousand in lower mortgage related commissions and a $40 thousand increase in deferred loan related compensation expenses. These decreases were partially offset by a $137 thousand one-time increase in retiree medical benefits. Occupancy and Legal and Professional expenses remained relatively flat comparing the second quarter of 2008 to the second quarter of 2007, increasing $15 thousand and $5 thousand respectively. Other Real Estate (repossessed property) expense increased $610 thousand, mainly the result of negative valuation adjustments and maintenance costs. Other operating expenses increased $96 thousand due mainly to a $90 thousand increase in FDIC insurance premiums.

Six Months Ended June 30, 2008

For the six months ended June 30, 2008, we realized a net loss of $2.1 million compared to net income of $563 thousand for the same period in 2007 and a net loss of $3.3 million in the second half of 2007. Total interest income decreased $1.9 million in the first half 2008 compared to the first half 2007. Interest and fees on loans decreased $2.0 million in the first half 2008 over the same period in 2007. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We generated a $4.4 million increase in our average commercial loans in the first half 2008 compared to the first half 2007. However, the positive impact of this increase in loan balances was more than offset by a drop in our commercial loan yield of 79 basis points. This drop in yield is due to the lower overall interest rate environment that resulted from continued interest rate cuts by the Federal Reserve and also to a $2.4 million increase in non-performing loans over the June 30, 2007 level. The result was a $1.1 million net decrease in interest and fees on commercial loans. Our average investment in residential mortgage loans decreased $22.6 million in the first six months of 2008 compared to the first six months of 2007. Approximately $14 million of this decrease was due to a one-time sale of mortgage loans in December 2007 which was undertaken in order to lower our exposure to residential real estate. In addition to the drop in average mortgage loan balances, we also realized a 29 basis point drop in yield resulting from the lower interest rate environment. As a result of this combined drop in balances and yield, we realized a $715 thousand decrease in interest and fees on mortgage loans. During the first half of 2008, we also realized a $227 thousand drop in interest and fees on consumer loans as average balances dropped $3.4 million and the consumer loan yield was reduced by 82 basis points.

Our average investment in securities and federal funds decreased $2.6 million comparing the first half 2008 to the same period in 2007. However, through some restructuring of the portfolio, we were able to increase the yield on our investments by 41 basis points. The net result was a $70 thousand increase in interest on securities.

Interest expense decreased $1.6 million in the first half of 2008 compared to the first half 2007. Interest on deposits decreased $1.7 million due to both lower average deposit balances and to the lower interest rate environment in 2008. Comparing the first half 2008 to the first half 2007 our average certificate of deposit balances decreased $11.7 million, and we reduced the rate paid on these deposits by 69 basis points, resulting in a decrease in the interest on certificates of deposit of $930 thousand. Our average savings deposit balances decreased $1.4 million between the two periods. The rate paid on these balances was reduced by 109 basis points resulting in a $710 thousand decrease in interest on savings balances. Average interest bearing demand balances decreased $7.9 million comparing the first half of 2008 to the first half of 2007. We also reduced the rate paid on these balances by 21 basis points resulting in an $86 thousand decrease in interest expense on interest bearing demand balances. The decrease in interest expense on deposits was partially offset by a $103 thousand increase in interest on borrowed funds as we increased our average borrowings by approximately $12.4 million. While we did realize a $317 thousand decrease in net interest income comparing the first half of 2008 to the first half of 2007, we also realized an increase in our net interest margin (net interest income over average earning assets), improving to 4.0% in 2008 compared to 3.98% in 2007.

During the first half of 2008, we recorded a $3.6 million provision for loan losses compared to a $2.0 million provision recorded in the first half of 2007. This increase in the provision is due to the increase in net charge-offs we have realized in 2008 and the increase in non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.

Total other operating income decreased $34 thousand in the first half 2008 compared to the first half 2007. Deposit service charges decreased $38 thousand due mainly to lower fees related to our overdraft privilege product. We realized a $187 thousand increase in the gain on the sale of securities comparing the first half of 2008 to the first half of 2007. While we did realize a $54 thousand gain on the sale of our credit card portfolio and a $117 thousand increase in investment referral fees ( in Other Income) in the first half of 2008 over the 2007 level, these increases were more than offset by lower loan related fees. We realized a $162 thousand decrease in the gain on the sale of mortgage loans and a $98 thousand drop on other mortgage related fees as the mortgage loan business in southeast Michigan remains very slow. In addition, we realized a $56 thousand decrease in commercial loan related fees and a $15 thousand decrease in gains on the sale of other real estate.

Total other operating expenses increased $1.9 million when comparing the first six months of 2008 and 2007. Salary and benefits expense increased $180 thousand. Salaries increased approximately $179 thousand due primarily to the hiring of additional bank officers. We reduced staff in the second quarter of 2008 and should see the benefits of this move later in the year. Medical and retirement benefits increased approximately $272 thousand. Approximately $258 thousand of this represents one-time adjustments for certain pension and retiree medical benefits. Stock options and awards expense was approximately $43 thousand higher in the first half of 2008 than the first half of 2007. These compensation increases were partially offset by a $218 thousand decrease in accrued bonuses and incentives and a $126 thousand decrease in mortgage related commissions resulting from slower mortgage activity in 2008. Legal and professional fees increased $79 thousand due mainly to increased legal fees related to loan reviews and loan workouts. Other Real Estate Expense increased $1.9 million due mainly negative valuation adjustments and maintenance on property we have repossessed. Other Operating Expense decreased $112 thousand due primarily to a $142 thousand decrease in our state taxes, partly the result of a shift from the Michigan Single Business Tax to the lower Michigan Financial Institutions Tax effective January 1, 2008. In addition, we have reduced marketing expenses by $61 thousand and stationery and supplies by $42 thousand in the first half of 2008 compared to the first half of 2007. The decreases were partially offset by an $88 thousand increase in FDIC insurance related to higher rates and to the fact that we exhausted our one-time assessment credit in April of 2008. We also realized a $117 decrease in occupancy costs resulting mainly from the closing of one bank branch and certain mortgage loan offices in 2007.

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

During the six months ended June 30, 2008, the Company increased long-term debt by $15 million through FHLB advances. In addition, we increased short-term borrowings through federal funds by $10.5 million, we realized a $10.7 million increase in cash through securities transactions, as sales and maturities exceeded purchases and we sold $1.0 million in new common stock. These increases in cash were used to offset the $34.1 million decrease in deposits and fund the $1.5 million increase in loans and the $700 thousand used in operations. In addition, we used $150 thousand in cash to make capital improvements and $125 thousand to pay the first quarter dividend. The result was an overall increase of $767 thousand in cash and cash equivalents during the first half of 2008 to approximately $13.5 million, an amount that, along with available lines of credit of approximately $20,000,000, management considers sufficient to meet future liquidity needs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2008, the Company had commitments to extend credit of $44.6 million and stand-by letters of credit of $4.6 million compared to $52.6 million and $2.0 million, respectively, at December 31, 2007.

CAPITAL RESOURCES

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2008:

Tier 1 capital                           $35,536
Total capital                            $40,434
Tier 1 capital to risk-weighted assets      9.09%
Total capital to risk-weighted assets      10.35%
Tier 1 capital to average assets            7.45%

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

ITEM 4T: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2008.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On June 30, 2008, the Company completed the sale in an offering exempt under Rule 506 of Regulation D under the Securities Act of 1933 of 12,000 shares of the Company's common stock to accredited investors. The selling price for the shares was $8.50 per share. All of the proceeds were retained at the holding company for working capital purposes.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. The Annual Meeting of Shareholders was held on April 22, 2008.

          b. At that meeting, the shareholders approved the following matters:

          PROPOSAL 1: ELECTION OF DIRECTORS

          That Michael J. Kowalski be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2011.

               For - 1,953,036
               Withheld - 456,153

          That Sydney L. Ross be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2011.

               For - 1,972,184
               Withheld - 437,005

          PROPOSAL 2: RATIFY THE SELECTION OF INDEPENDENT AUDITORS

          To ratify the selection of Plante & Moran, PLLC as the independent auditors of PSB Group, Inc. for the year 2008.

               For - 2,079,250
               Against - 7,435
               Abstain - 322,503

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

                                        PSB GROUP, INC.


Date: August 1, 2008                    /s/ Michael J. Tierney
                                        ----------------------------------------
                                        MICHAEL J. TIERNEY
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: August 1, 2008                    /s/ David A. Wilson
                                        ----------------------------------------
                                        DAVID A. WILSON
                                        CHIEF FINANCIAL OFFICER

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