Form 10-Q
period 2008-09-30
PSB GROUP INC
filed 2008-11-14
CIK 1235091

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     Yes [ ]   No [X]

     The Registrant had 3,421,960 shares of Common Stock outstanding as of November 14, 2008.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION ............................................    3
   ITEM 1.  FINANCIAL STATEMENTS ..........................................    3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS .........................................   17
   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   24
   ITEM 4T: CONTROLS AND PROCEDURES .......................................   24

PART II. -- OTHER INFORMATION .............................................   25
   Item 1.  Legal Proceedings .............................................   25
   Item 1A. Risk Factors ..................................................   25
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...   25
   Item 3.  Defaults Upon Senior Securities ...............................   25
   Item 4.  Submission of Matters to a Vote of Security Holders ...........   25
   Item 5.  Other Information .............................................   25
   Item 6.  Exhibits ......................................................   26

   SIGNATURES .............................................................   27

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

     As a result of the ongoing volatility in the financial industry and PSB Group, Inc's market capitalization decreasing to a level below tangible book value, management has determined it is necessary to perform an interim goodwill impairment test. Management expected the analysis to be completed by the end of the third quarter but due to market inefficiencies and volatility we have requested a third party to perform a valuation of the Company and will include that information in an analysis to be completed during the fourth quarter.

                                 PSB GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                2008 (unaudited)       2007
                                                                                ----------------   -----------
ASSETS
Cash and due from banks                                                             $ 11,170        $ 11,141
Federal funds sold                                                                        --           1,621
Securities available for sale                                                         52,065          64,115
Loans                                                                                382,876         389,312
Less allowance for possible loan losses                                               (6,807)         (5,184)
                                                                                    --------        --------
Net loans                                                                            376,069         384,128
Loans held for sale                                                                      644             882
Bank premises and equipment                                                           12,650          13,358
Accrued interest receivable                                                            2,020           2,344
Other real estate owned                                                                5,853           5,996
Goodwill                                                                               4,458           4,458
Other assets                                                                           5,621           4,228
                                                                                    --------        --------
Total assets                                                                        $470,550        $492,271
                                                                                    ========        ========
LIABILITIES
Deposits:
Non-interest bearing                                                                $ 51,806        $ 59,028
Interest bearing                                                                     343,837         379,482
                                                                                    --------        --------
Total deposits                                                                       395,643         438,510
Federal funds purchased                                                                  850              --
Discount window borrowings                                                             8,000              --
Federal Home Loan Bank advances                                                       25,000          10,000
Long-term debt                                                                           436             590
Accrued interest and other liabilities                                                 2,305           2,980
                                                                                    --------        --------
Total liabilities                                                                    432,234         452,080
SHAREHOLDERS' EQUITY
Common stock - no par value - 5,000,000 authorized - 3,421,960 shares issued
   and outstanding at September 30, 2008 and 3,072,002 at December 31, 2007           23,511          21,177
Unearned ESOP benefits                                                                  (436)           (590)
Common stock held in trust                                                              (410)           (230)
Deferred compensation obligation                                                         410             230
Additional paid in capital - stock options/awards                                       (379)           (441)
Retained earnings                                                                     15,810          20,113
Accumulated other comprehensive loss                                                    (190)            (68)
                                                                                    --------        --------
Total shareholders' equity                                                            38,316          40,191
                                                                                    --------        --------
Total liabilities and stockholders' equity                                          $470,550        $492,271
                                                                                    ========        ========

                                 PSB GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                   ------------------   -----------------
                                                     2008       2007     2008      2007
                                                    -------   -------  -------   -------
INTEREST INCOME:
Interest and fees on loans                          $ 6,339   $ 7,312   $19,567   $22,550
SECURITIES:
Taxable                                                 591       377     1,846     1,190
Tax-exempt                                               55       259       226       798
Federal funds sold                                       --        --         6        10
                                                    -------   -------   -------   -------
TOTAL INTEREST INCOME                                 6,985     7,948    21,645    24,548
INTEREST EXPENSE:
Deposits                                              2,160     3,617     7,434    10,617
Federal funds purchased                                  14       191        81       416
Discount window borrowings                                8        --         8        --
Federal Home Loan Bank advances                         164        13       425        13
                                                    -------   -------   -------   -------
TOTAL INTEREST EXPENSE                                2,346     3,821     7,948    11,046
                                                    -------   -------   -------   -------
NET INTEREST INCOME                                   4,639     4,127    13,697    13,502
Provision for loan losses                             2,350     2,525     5,966     4,485
                                                    -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                             2,289     1,602     7,731     9,017
OTHER OPERATING INCOME:
Service charges on deposit accounts                     618       588     1,757     1,765
Gain (loss) on the sale of investment securities         --       (32)      187       (32)
Other income                                            301       306     1,363     1,551
                                                    -------   -------   -------   -------
TOTAL OTHER INCOME                                      919       862     3,307     3,284
OTHER OPERATING EXPENSE:
Salaries and employee benefits                        2,301     2,551     7,375     7,445
Occupancy costs                                       1,121     1,015     2,961     2,972
Legal and professional                                  335       305     1,053       944
Other real estate owned expense                       1,779         6     3,655        12
Marketing expense                                        74       119       256       362
Other operating expense                                 696       816     2,159     2,330
                                                    -------   -------   -------   -------
TOTAL OTHER OPERATING EXPENSES                        6,306     4,812    17,459    14,065
                                                    -------   -------   -------   -------
LOSS - BEFORE FEDERAL INCOME TAX BENEFIT             (3,098)   (2,348)   (6,421)   (1,764)
Federal income tax benefit                           (1,068)     (874)   (2,243)     (853)
                                                    -------   -------   -------   -------
NET LOSS                                            $(2,030)  $(1,474)  $(4,178)  $  (911)
                                                    =======   =======   =======   =======
LOSS PER AVERAGE OUTSTANDING SHARE OF COMMON
   STOCK - BASIC                                    $ (0.61)  $ (0.48)  $ (1.30)  $ (0.30)
                                                    =======   =======   =======   =======
      FULLY DILUTED                                   (0.61)    (0.48)    (1.30)    (0.30)
                                                    =======   =======   =======   =======
CASH DIVIDENDS PER SHARE                            $  0.00   $  0.18   $  0.04   $  0.54
                                                    =======   =======   =======   =======

                                 PSB GROUP, INC.
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                        (in thousands, except share data)

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 -----------------
                                                    2008     2007
                                                  -------   -----
Net loss                                          $(4,178)  $(911)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities
   available for sale, net of tax                    (122)     60
                                                  -------   -----
Comprehensive loss                                $(4,300)  $(851)
                                                  =======   =====

                                 PSB GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2008
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       Unearned      Common      Deferred    Add'l Paid in                              Total
                               Common    ESOP        Stock         Comp.    Capital - Stock  Retained  Accumulated  Shareholders'
                               Stock   Benefits  Held in Trust  Obligation   Options/Awards  Earnings      OCI         Equity
                              -------  --------  -------------  ----------  ---------------  --------  -----------  -------------
Balance - December 31, 2007   $21,177   ($590)       ($230)        $230          ($441)       $20,113      ($68)       $40,191
Net loss                                                                                       (4,178)                  (4,178)
Change in unrealized loss
   on securities available                                                                                 (122)          (122)
   for sale, net of tax
Earned ESOP Benefit                       154                                                                              154
Restricted Stock Awards           295                                                                                      295
Sale of common stock,
   320,893 shares.              2,039                                                                                    2,039
Stock Options/Awards expense                                                         62                                     62
Purchase of stock by Trust                            (180)                                                               (180)
Deferred compensation                                               180                                                    180
Cash dividends                                                                                   (125)                    (125)
                              -------   -----       ------         ----          -----        -------     -----        -------
Balance - September 30, 2008  $23,511   ($436)      ($ 410)        $410          ($379)       $15,810     ($190)       $38,316
                              =======   =====       ======         ====          =====        =======     =====        =======

                                 PSB GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (in thousands, except share data)

                                                               NINE MONTHS ENDED
                                                                   SEPTEMBER
                                                              -------------------
                                                                2008       2007
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                    $  1,374   $  5,809
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities available for sale                      (25,841)      (248)
Proceeds from the sale of available for sale securities         25,017         --
Proceeds from the maturity of available for sale securities     12,904     13,475
Net (increase) decrease in loans                                 2,093    (24,742)
Net decrease in loans held for sale                                238      1,207
Capital expenditures                                              (274)    (1,795)
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             14,137    (12,103)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                            (42,867)     1,917
Net increase in federal funds purchased                            850      3,125
Increase in Fed Discount Window borrowings                       8,000         --
Increase in FHLB advances                                       15,000         --
Issuance of common stock                                         2,039         --
Cash dividends                                                    (125)    (1,655)
                                                              --------   --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (17,103)     3,387
                                                              --------   --------
NET DECREASE IN CASH                                            (1,592)    (2,907)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 12,762     13,950
                                                              --------   --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 11,170   $ 11,043
                                                              ========   ========
SUPPLEMENTAL INFORMATION - Cash paid (received) for:
   Interest                                                   $  8,087   $ 11,026
   Taxes                                                      $   (723)  $    500

PSB GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2007 and notes thereto included in PSB Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 24, 2008. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2008 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of PSB Group, Inc. (the "Corporation") and its wholly owned subsidiaries, Peoples State Bank, Inc. (the "Bank") and PSB Capital, Inc. ("Capital"). PSB Title Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. All significant intercompany transactions are eliminated in consolidation.

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

NOTE 2 - SECURITIES

The amortized cost and estimated market value of securities are as follows (000s omitted):

                                                                    September 30, 2008
                                                      -----------------------------------------------
                                                                     Gross        Gross     Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                         Cost        Gains       Losses       Value
                                                      ---------   ----------   ----------   ---------
Available-for-sale securities:
   U.S. treasury securities and obligations of U.S.
      government corporations and agencies             $44,941         $283       $315       $44,909
   Obligations of state and political subdivisions       5,380            1        232         5,149
   Corporate debt securities                               500           --         25           475
   Other                                                 1,532           --         --         1,532
                                                       -------         ----       ----       -------
   Total available-for-sale securities                 $52,353         $284       $572       $52,065
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
                                                       =======      =======       ====       =======

The amortized cost and estimated market value of securities at September 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2008, all securities are available for sale (000s omitted).

                                          Available for Sale
                                         -------------------
                                         Amortized    Market
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $    85    $    85
Due in one year through five years          1,663      1,654
Due after five years through ten years      3,001      2,929
Due after ten years                         4,334      4,111
                                          -------    -------
                                            9,083      8,779
Federal agency pools                       41,738     41,754
Other                                       1,532      1,532
                                          -------    -------
   Total                                  $52,353    $52,065
                                          =======    =======

Securities having a carrying value of $46,746,000 (market value of $44,713,000) were pledged at September 30, 2008 to secure public deposits, repurchase agreements, and for other purposes required by law.

NOTE 3 - LOANS

Major categories of loans included in the portfolio at September 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

                         SEPTEMBER 30,   DECEMBER 31,
                             2008           2007
                         -------------   ------------
Commercial Real Estate      $254,357       $242,762
Residential Mortgages         81,343         77,879
Commercial                    39,617         59,945
Consumer                       7,559          8,726
                            --------       --------
Total                       $382,876       $389,312
                            ========       ========

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company's balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2008, other real estate owned consisted of 47 properties. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. Non-performing loans have increased $3.1 million, or 15% since December 31, 2007. This is mainly due to an $8.3 million increase in restructured debt. Loans in non-accrual status have decreased $4.9 million and loans past due 90 days or more have decreased $308 thousand during the same period. The following table summarizes non-performing assets (dollars in thousands):

                                                     September 30,  December 31,
                                                         2008           2007
                                                     -------------  ------------
Non-accrual loans                                       $13,379       $ 18,245
Loans past due 90 or more days                              972          1,280
Restructured debt                                         9,658          1,347
                                                        -------        -------
Total non-performing loans                               24,009         20,872
Other real estate owned                                   5,853          5,996
                                                        -------        -------
   Total non-performing assets                          $29,862        $26,868
                                                        =======        =======
Total non-performing loans to total loans                  6.27%          5.36%
Total non-performing assets to total assets                6.35%          5.46%

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is as follows (dollars in thousands):


                                            NINE MONTHS ENDED     YEAR ENDED
                                           SEPTEMBER 30, 2008  DECEMBER 31, 2007
                                           ------------------  -----------------
Loan loss balance - Beginning of period        $ 5,184              $ 4,257
Provision for loan losses                        5,966                7,663
Charge-offs                                     (4,625)              (7,185)
Recoveries                                         282                  449
                                               -------              -------
Loan loss balance - End of period              $ 6,807              $ 5,184
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

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables contain information about the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities at fair value are as follows:

     ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS AT
                               SEPTEMBER 30, 2008
                             (DOLLARS IN THOUSANDS)

                                                                   SIGNIFICANT
                                                                      OTHER      SIGNIFICANT
                                          QUOTED PRICES IN ACTIVE   OBSERVABLE  UNOBSERVABLE
                                           MARKETS FOR IDENTICAL     INPUTS        INPUTS         BALANCE AT
                                             ASSETS (LEVEL 1)       (LEVEL 2)     (LEVEL 3)   SEPTEMBER 30, 2008
                                          -----------------------  -----------  ------------  ------------------
ASSETS
Investment securities available-for-sale          $46,441            $4,868         $756            $52,065

     CHANGES IN LEVEL 3 ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A
                                RECURRING BASIS
                             (DOLLARS IN THOUSANDS)

                                                                                 INVESTMENT
                                                                           SECURITIES - AVAILABLE-
                                                                                  FOR-SALE
                                                                           -----------------------
Balance at December 31, 2007                                                        $795
   Total realized and unrealized gains (losses) included in income                    --
   Total unrealized gains (losses) included in other comprehensive income            (14)
   Net purchases, sales, calls and maturities                                        (25)
   Net transfers in/out of Level 3                                                    --
                                                                                    ----
Balance at September 30, 2008                                                       $756

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

Of the Level 3 assets that were still held by the Company at September 30, 2008, there were $14 thousand in unrealized losses recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the nine months ended September 30, 2008.

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

   ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS AT SEPTEMBER 30, 2008
                             (DOLLARS IN THOUSANDS)

                                                                           SIGNIFICANT
                                                                              OTHER      SIGNIFICANT     TOTAL LOSSES
                                                 QUOTED PRICES IN ACTIVE   OBSERVABLE   UNOBSERVABLE       FOR THE
                                   BALANCE        MARKETS FOR IDENTICAL      INPUTS        INPUTS        PERIOD ENDED
                             SEPTEMBER 30, 2008     ASSETS (LEVEL 1)        (LEVEL 2)    (LEVEL 3)    SEPTEMBER 30, 2008
                             ------------------  -----------------------  ------------  ------------  ------------------
ASSETS
Impaired loans accounted
   for under FAS 114               $16,643                 $--                $--          $16,643           $1,483

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

Earnings per common share have been computed based on the following (in thousands, except per share data):

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        2008        2007        2008        2007
                                                     ----------  ----------  ----------  ----------
Net income (loss)                                    $   (1,535) $   (1,474) $   (3,683) $     (911)
Average number of common shares outstanding used
   to calculate basic earnings per common share       3,333,625   3,073,469   3,212,025   3,063,018
Effect of dilutive securities                                --         --          --          --
                                                     ----------  ----------  ----------  ----------
Average number of common shares outstanding used
   to calculate diluted earnings per common share     3,333,625   3,073,469   3,212,025   3,063,018
                                                     ==========  ==========  ==========  ==========
Number of anti-dilutive stock options excluded from
   diluted earnings per share computation               148,293      94,875     148,293      94,875

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

The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan ("Madison"). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. For purposes of cost savings and operational efficiency, effective with the close of business August 31, 2008, Universal Mortgage Corporation was merged into the Bank. Today we operate 11 banking offices and 2 mortgage offices.

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

We also offer a full range of deposit and personal banking services insured by the FDIC, including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts ("IRA"), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines ("ATMs"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Primevest Financial Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products. As of September 30, 2008, we held approximately $232 thousand in brokered deposits. The remainder of the deposits, approximately 99.9% of total deposits, are from local market areas surrounding our branches.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through September 30, 2008, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.

Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank's loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.

The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. For the first nine months of 2008, the Company recorded $239 thousand in share based compensation expense. This compares to $179 thousand for the first nine months of 2007.

FINANCIAL CONDITION

Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets decreased approximately $21.7 million to $470.6 million at September 30, 2008 from $492.3 million at December 31, 2007. Our federal funds sold balance decreased $1.6 million during the first nine months of the year as we moved to a net borrowing position. The balance of our investment securities decreased by approximately $12.0 million to $52.1 million at September 30, 2008 as compared to $64.1 million at December 31, 2007. Our loan portfolio decreased approximately $6.4 million to $382.9 million at September 30, 2008. This was the result of a $20.3 million decrease in commercial loans and a $1.2 million decrease in consumer loans, partially offset by an $11.6 million increase in commercial real estate loans and a $3.5 million increase in residential mortgages. Approximately $733 thousand of the decrease in consumer loans was the result of the sale of our credit card portfolio in the first quarter of 2008. Loans held for sale decreased $238 thousand to $644 thousand at September 30, 2008. The total of all other assets remained flat at approximately $30 million.

During the first nine months of 2008, we experienced net loan charge-offs of $4.3 million. This compares to net charge-offs of $4.7 million during the first nine months of 2007. In addition, at September 30, 2008, we were carrying $24 million in non-performing loans compared to $20.9 million at December 31, 2007. This increase is due mainly to an $8.3 million increase in restructured debt. That is, loans that have been restructured and are in compliance with their modified terms. We are making every reasonable effort to approve loan modifications that would allow customers to maintain their homes and small businesses. This was partially offset by a $4.9 million decrease in loans on non-accrual status. This high level of net charge-offs and non-performing loans is the direct result of the continuing poor economic environment in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. We have no exposure in the sub-prime mortgage lending market, but through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. We have reduced our exposure to residential construction and land development loans to approximately 2% of total loans. During the first nine months of 2008, we recorded a loan loss provision of $6.0 million compared to a $4.5 million provision during the first nine months of 2007. Our loan loss reserve as a percentage of total loans has been increased to 1.78% as of September 30, 2008, compared to 1.33% at December 31, 2007 and 0.97% at September 30, 2007. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in "Note 3 - Loans" and "Note 4 - Allowance for Possible Loan Losses" in the Financial Statements contained in this report are hereby incorporated by this reference.

Total liabilities decreased $19.8 million to $432.2 million at September 30, 2008 from $452.1 million at December 31, 2007. Total deposits decreased $42.9 million to $395.6 million at September 30, 2008 from $438.5 at December 31, 2007. This was mainly due to a $19.3 million decrease in large certificates of deposit ($100,000 and over) and a $20.1 million decrease in our Prime Savings balances. We allowed high rate certificates of deposit and Prime Savings balances to run-off and replaced them with small certificates of deposit (an $11.4 million increase) and more favorable funding options from the Federal Home Loan Bank and Federal Reserve. We took $15 million in two year advances from the Federal Home Loan Bank of Indianapolis, $8 million in low cost overnight funds from the Federal Reserve discount window and increased our Federal Funds borrowings by $850 thousand.

FINANCIAL RESULTS

Three Months Ended September 30, 2008

For the three months ended September 30, 2008, we realized a net loss of $2.0 million compared to a net loss of $1.5 million for the same period in 2007. Total interest income decreased $963 thousand in the third quarter 2008 compared to the third quarter 2007. Interest and fees on loans decreased $973 thousand in the third quarter 2008 compared to the same period in 2007. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We realized a $33.1 million decrease in our average loans in the third quarter 2008 compared to the third quarter 2007. Approximately $14 million of this decrease was the result of a one-time sale of mortgage loans in December, 2007. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 41 basis points in the third quarter of 2008 compared to the third quarter of 2007. This drop in yield is due mainly to the lower overall interest rate environment that resulted from continued interest rate cuts by the Federal Reserve. Interest on investment securities and federal funds sold remained relatively flat between the two periods. The average investment in securities and federal funds decreased by about $7.6 million, but by shifting investments, we were able to increase the yield on the portfolio by approximately 71 basis points and thereby maintain the same level of income.

More than offsetting the contraction in interest income, interest expense decreased $1.5 million in the third quarter 2008 compared to the third quarter 2007. The result was a $512 thousand increase in net interest income comparing the two quarters. Interest on deposits decreased $1.5 million due to the lower interest rate environment in 2008 but also to our lower level of deposits. Comparing the third quarter 2008 to the third quarter 2007 our average certificate of deposit balances decreased $16.9 million, and we reduced the rate paid on these deposits by 151 basis points, resulting in a decrease in the interest on certificates of deposit of $902 thousand. Our average savings balances decreased $12.7 million between the two quarters and we paid 138 basis points less in the third quarter of 2008 than the third quarter of 2007, resulting in a $507 thousand decrease in interest expense on these balances. In addition, our interest bearing demand balances decreased $7.8 million between the two quarters and we paid 25 basis points less on these balances resulting in a $48 thousand decrease in interest expense from the third quarter of 2007 to the third quarter of 2008. The decrease in interest expense on deposits was enhanced by an $18 thousand decrease in interest on borrowed funds as we increased our average borrowings by approximately $13.3 million, but reduced the average rate paid on these borrowings by 267 basis points.

During the third quarter 2008, we recorded a $2.4 million provision for loan losses compared to a $2.5 million provision recorded in the third quarter of 2007. $750 thousand of this related to one customer. Management believes this provision is necessary to maintain the reserve at an appropriate level.

Total other operating income increased $57 thousand in the third quarter 2008 compared to the third quarter 2007. This increase was mainly the result of a $30 thousand increase in service charges on deposit accounts as well as lower losses on the sale of investment securities.

Total other operating expenses increased $1.5 million when comparing the third quarters of 2008 and 2007. Salary and benefits expense decreased $250 thousand. This is mainly due to a $110 thousand reduction in salaries and wages as we reduced staff compared to the third quarter of 2007. Also, we realized a $35 thousand reduction in bonus and incentive accruals and $159 thousand in lower medical and dental expenses. These decreases were partially offset by a $17 thousand increase in mortgage related commissions. Occupancy expense increased approximately $106 thousand comparing the third quarter of 2008 to the third quarter of 2007. This was mainly due to a one-time rent expense of $238,000 that we had to record related to the closing of one of our mortgage offices. This was partially offset by a $26 thousand decrease in depreciation expense, a $30 thousand reduction in property taxes and a $36 thousand decrease in security expense. Other Real Estate (repossessed property) expense increased $1.8 million, mainly the result of negative valuation adjustments and maintenance costs. Over $525 thousand of this related to 20 properties that have been sold. We were able to reduce marketing expenses by $45 thousand comparing the third quarter of 2008 to the third quarter of 2008. Other operating expenses decreased $120 in the third quarter of 2008 versus the third quarter of 2007. This included a $69 thousand decrease in travel and entertainment, a $65 thousand decrease in employment expenses, a $38 thousand decrease in state taxes, a $30 thousand decrease loan related expenses and a $18 thousand decrease in stationery and supplies. These decreases were partially offset by a $103 thousand increase in our FDIC insurance.

Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, we realized a net loss of $4.2 million compared to a net loss of $911 thousand for the same period in 2007. Total interest income decreased $2.9 million in the first nine months of 2008 compared to the first nine months of 2007. Interest and fees on loans decreased $3.0 million in the first nine months of 2008 over the same period in 2007. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We realized a $1.4 million decrease in our average commercial loan balances in the first nine months of 2008 compared to the first nine months of 2007. The impact of this slight decrease in loan balances was compounded by a drop in our commercial loan yield of 66 basis points. This drop in yield is due to the lower overall interest rate environment that resulted from continued interest rate cuts by the Federal Reserve. The combined result was a $1.7 million decrease in interest and fees on commercial loans. Our average investment in residential mortgage loans decreased $20.4 million in the first nine months of 2008 compared to the first nine months of 2007. Approximately $14 million of this decrease was due to a one-time sale of mortgage loans in December 2007 which was undertaken in order to lower our exposure to residential real estate. In addition to the drop in average mortgage loan balances, we also realized a 26 basis point drop in yield resulting from the lower interest rate environment. As a result of this combined drop in balances and yield, we realized a $961 thousand decrease in interest and fees on mortgage loans. During the first nine months of 2008, we also realized a $375 thousand drop in interest and fees on consumer loans as average balances dropped $3.6 million and the consumer loan yield was reduced by 97 basis points.

Our average investment in securities and federal funds decreased $4.3 million comparing the first nine months of 2008 to the same period in 2007. However, through some restructuring of the portfolio, we were able to increase the yield on our investments by 51 basis points. The net result was an $80 thousand increase in interest on securities.

Interest expense decreased $3.1 million in the first nine months of 2008 compared to the first nine months of 2007. Interest on deposits decreased $3.2 million due to both lower average deposit balances and to the lower interest rate environment in 2008. Comparing the first nine months of 2008 to the first nine months of 2007 our average certificate of deposit balances decreased $13.4 million, and we reduced the rate paid on these deposits by 144 basis points, resulting in a decrease in the interest on certificates of deposit of $1.8 million. Our average savings deposit balances decreased $1.2 million between the two periods. The rate paid on these balances was reduced by 177 basis points resulting in a $1.2 million decrease in interest on savings balances. Average interest bearing demand balances decreased $7.8 million comparing the first nine months of 2008 to the first nine months of 2007. We also reduced the rate paid on these balances by 33 basis points resulting in a $134 thousand decrease in interest expense on interest bearing demand balances. The decrease in interest expense on deposits was partially offset by an $85 thousand increase in interest on borrowed funds as we increased our average borrowings by approximately $12.6 million. The net results of the changes in rates and balances was a $195 thousand increase in net interest income for the first nine months of 2008 as we increased our net interest margin (net interest income over average earning assets) to 4.11% in 2008 compared to 3.80% in 2007.

During the first nine months of 2008, we recorded a $6.0 million provision for loan losses compared to a $4.5 million provision recorded in the first nine months of 2007. This increase in the provision has served to increase our loan loss reserve to 1.78% of total loans as of September 30, 2008 compared to 1.33% at September 30, 2007. Management believes this provision is necessary to maintain the reserve at an appropriate level.

Total other operating income increased $23 thousand in the first nine months of 2008 compared to the first nine months of 2007. Deposit service charges remained constant at $1.8 million. We realized a $219 thousand increase in the gain on the sale of securities comparing the first nine months of 2008 to the first nine months of 2007. While we did realize a $54 thousand gain on the sale of our credit card portfolio and a $159 thousand increase in investment referral fees (in Other Income) in the first nine months of 2008 over the 2007 level, these increases were almost offset by lower loan related fees. We realized a $169 thousand decrease in the gain on the sale of mortgage loans and a $93 thousand drop on other mortgage related fees as the mortgage loan business in southeast Michigan remains very slow. In addition, we realized a $100 thousand decrease in commercial loan related fees and a $39 thousand decrease in gains on the sale of other real estate.

Total other operating expenses increased $3.4 million when comparing the first nine months of 2008 and 2007. Salary and benefits expense decreased $70 thousand. Salaries remained relatively flat, increasing only $69 thousand comparing 2008 to 2007. We reduced staff in the second quarter of 2008 and should continue to see the benefits of this move throughout the rest of the year. Medical and retirement benefits increased approximately $122 thousand. One-time adjustments for certain pension and retiree medical benefits accounted for a $267 thousand increase. This was largely offset by a $145 thousand decrease in the expense for other medical benefits. Stock options and awards expense was approximately $60 thousand higher in the first nine months of 2008 than the first nine months of 2007. These compensation increases were partially offset by a $253 thousand decrease in accrued bonuses and incentives and a $116 thousand decrease in mortgage related commissions resulting from slower mortgage activity in 2008. Legal and professional fees increased $109 thousand due mainly to increased legal fees related to loan reviews and loan workouts. Other Real Estate Expense increased $3.6 million due mainly negative valuation adjustments and maintenance on property we have repossessed. We were able to reduce marketing expense by $106 thousand from the 2007 level. Other Operating Expense decreased $171 thousand due primarily to a $180 thousand decrease in our state taxes, partly the result of a shift from the Michigan Single Business Tax to the lower Michigan Financial Institutions Tax effective January 1, 2008. In addition, we have reduced stationery and supplies expense by $59 thousand in the first nine months of 2008 compared to the first nine months of 2007. The decreases were partially offset by a $191 thousand increase in FDIC insurance related to higher rates and to the fact that we exhausted our one-time assessment credit in April of 2008. Occupancy expense remained flat at $3.0 million. We did have a one-time rent expense increase of $238 thousand related to the closing of a mortgage office, as we had to immediately record the expense for the remaining term of the lease. This cost was offset by other savings related to the closing of one bank branch and other mortgage loan offices in 2007.

LIQUIDITY

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances, overnight federal funds purchases from correspondent banks and advances from the Federal Reserve discount window.

During the nine months ended September 30, 2008, the Company increased long-term debt by $15 million through FHLB advances. In addition, we increased short-term borrowings through Federal Reserve discount window advances of $8 million and federal funds by $850 thousand. We realized a $12.1 million increase in cash through securities transactions, as sales and maturities exceeded purchases and we sold $2.0 million in new common stock. We also realized a $2.3 million increase in cash as the result of a net pay-down of our loan portfolio. These increases, along with $1.4 million generated through operating activities, were used to offset most of the $42.9 million decrease in deposits and fund $274 thousand in capital improvements and the $125 thousand first quarter dividend. The result was an overall decrease of $1.6 million in cash and cash equivalents during the first nine months of 2008 to approximately $11.2 million, an amount that, along with available lines of credit of approximately $26.7 million, management considers sufficient to meet future liquidity needs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2008, the Company had commitments to extend credit of $44.0 million and stand-by letters of credit of $4.7 million compared to $52.6 million and $2.0 million, respectively, at December 31, 2007.

CAPITAL RESOURCES

During the first nine months of 2008, in offerings exempt under Rule 506 of Regulation D, the Company sold 320,893 shares of its common stock to accredited investors. The selling price for the shares was $7.00 per share. Approximately $1.4 million of the proceeds were invested in the Company's subsidiary bank, with the remaining funds retained at the holding company for working capital purposes.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 ("EESA"), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program ("CPP"), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008, and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1
(core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2008:

Tier 1 capital                           $34,429
Total capital                            $39,240
Tier 1 capital to risk-weighted assets      8.99%
Total capital to risk-weighted assets      10.25%
Tier 1 capital to average assets            7.31%

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

ITEM 4T: CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2008.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On August 8, 2008, the Company completed the sale in an offering exempt under Rule 506 of Regulation D under the Securities Act of 1933 of 172,531 shares of the Company's common stock to accredited investors. The selling price for the shares was $7.00 per share. $800 thousand of the proceeds were invested in the Company's subsidiary bank with the remaining funds retained at the holding company for working capital purposes.

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

                                        PSB GROUP, INC.


Date: November 14, 2008                 /s/ Michael J. Tierney
                                        ----------------------------------------
                                        MICHAEL J. TIERNEY
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: November 14, 2008                 /s/ David A. Wilson
                                        ----------------------------------------
                                        DAVID A. WILSON
                                        CHIEF FINANCIAL OFFICER

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