Form 10-K
period 2008-12-31
PSB GROUP INC
filed 2009-03-31
CIK 1235091

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File No. : 000-50301
PSB GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	42-1591104

(State of Organization)	(IRS Employer Identification No.)

1800 East Twelve Mile Road, Madison Heights, Michigan	48071

(Address of Principal Executive Offices)	(Zip Code)
(248) 548-2900
(Registrant’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐      NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($4.00 per share), was approximately $11,919,649 (for purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are treated as affiliates).
     As of March 1, 2009, there were issued and outstanding 3,466,013 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008 (the “Annual Report”) (Parts I and II).
2. Portions of Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) (Part III).

PART I
Item 1. Business
     PSB Group, Inc. (the “Company”) was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the “Bank”) pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization. In October, 2004, the Company formed a new subsidiary, PSB Capital, Inc. Through December 31, 2008, there had been no business conducted by PSB Capital, Inc.
     The Bank was incorporated and chartered as Peoples State Bank under the laws of the state of Michigan in 1909. In 1916, the Bank moved to the southeast corner of Jos. Campau and Holbrook in Hamtramck, where the main office at 9252 Jos. Campau remains today. Following several name changes and a merger with four small local banks in 1930, a plan of reorganization was accepted by the shareholders, and the name was changed to “Peoples State Bank” in November 1934. In 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan (“Madison”). In 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender with 2 offices, one in Southfield, Michigan and one in Warren, Michigan. In 2005, Universal Mortgage Corporation acquired the assets of Nations One, a southeast Michigan based mortgage originator with two offices, one in Ann Arbor, Michigan and one in Howell, Michigan. In September of 2008, Universal Mortgage Corporation was merged into Peoples State Bank.
     The Bank operated as a unit bank until 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices: (1) 25901 Harper Avenue, St. Clair Shores, Michigan — 1994; (2) 14801 Twelve Mile Road, Warren, Michigan — 1995; and, (3) 31130 Ryan Road, Warren, Michigan — 1995. Subsequently, the Sterling Heights office was closed in 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. In 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the “Merger”). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison’s former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. In 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. In 2002, the Bank opened a branch in Grosse Pointe Woods, Michigan. In 2003, the Fraser branch was closed with the deposit relationships transferred to another branch. During 2005, the Bank opened two new branches, one in Sterling Heights, Michigan and the other in Fenton, Michigan. In 2007, the Bank opened two new branches, one in Troy, Michigan and one in Grosse Pointe Woods, Michigan. With the opening of the new state-of-the-art branch in Grosse Pointe Woods, two nearby branches, one in St. Clair Shores, Michigan and one in Grosse Pointe Woods, Michigan were closed with most of the deposits transferred to the new branch. Also in 2007, the Bank closed an underperforming branch in Madison Heights, Michigan and one mortgage loan production office in Fenton, Michigan. As of December 31, 2008, the Bank operated 11 branch offices and two mortgage loan production offices.
     As of December 31, 2008, the Company had approximately $461 million in total assets, $374.8 million in total loans, $412 million in total deposits and $30 million in total shareholders equity.
Products and Services
     The Company provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. The Bank’s deposits are insured by the FDIC to applicable legal limits and the Bank is supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation, Division of Financial Institutions.

Lending Activities
     The Company provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in local areas. Substantially all of the Company’s loans are to customers located within its service area. The Company has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board (“FRB”). The Company conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These loan policies grant individual loan officer’s authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. The Company’s management information systems and loan review policies, as well as periodic audits by outside loan review specialists and our external auditors are designed to monitor lending sufficiently to ensure adherence to the Company’s loan policies.
     The commercial loans offered by the Company include (i) commercial real estate loans, (ii) operating lines of credit and other commercial term loans, (iii) construction loans, and (iv) SBA-guaranteed loans. The Company’s commercial real estate loans are used to provide permanent financing for owner-occupied, retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written on a three to five year term, with amortizing periods ranging up to 25 years (the majority are between 15 – 20 years). Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collections process are also used to minimize any potential losses. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 34% of the Company’s portfolio has interest rates that float with a reference rate.
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
     Construction loans are typically made to contractors to construct commercial buildings. These loans generally have maturities of three to 18 months. These loans are variable rate and it is typical for “take out” commitments to be in place as a part of the transaction. All construction loans are funded at the lower of 80% of appraised value or 90% of cost of construction.
     Consumer loans offered by the Company include (i) personal unsecured lines of credit, (ii) personal installment loans, (iii) third party credit cards, and (iv) home equity loans (fixed-rate term and open ended revolving lines of credits). Consumer loans are primarily automobile, home equity or unsecured loans. Consumer loans generally have maturities of five years or less and have fixed interest rates. Other loans consist of personal lines of credit and bank card advances. Personal lines of credit and home equity lines generally have maturities from one to ten years and variable interest rates. Bank card payments are generally due monthly and bear interest rates that vary from time-to-time. Personal unsecured loans are available to creditworthy bank customers with limits determined on a loan by loan basis. Credit reports and industry standard debt-to-income ratios are used to qualify borrowers. Home equity products include both a fixed-rate term product and an open-end revolving line of credit.
Loan Approval
     Individual loan authorities are established by the Company’s Board of Directors upon recommendation by the Company’s senior lender and reviewed and approved monthly by the Board. In establishing individual authority the experience of the lender is taken into consideration, as well as the type of lending in which the officer is involved. The Officers Loan Committee consists of the President of the Company, the senior lender, the chief credit officer and other lending officers and credit officers as recommended by the senior lender and approved by the Directors Loan Committee. The Officers Loan Committee has the authority to approve and consummate loans up to $2,500,000. The Directors Loan Committee of the Board of Directors has the authority to approve loans up to $5,000,000. These loans come to the

Committee with a review, analysis and recommendation by the lender and the Officers Loan Committee. Loans exceeding $5,000,000 come to the full Board of Directors after review by the Directors Loan Committee with their recommendation and that of the lender.
     The Company generally requires that loans secured by first mortgages on real estate have loan to value ratios within specified limits, up to 80% for improved property, or up to 90% if secured by private mortgage insurance. The Company also makes loans secured by second mortgages on real estate with a maximum combined loan to value ratio of 80%.
     Under applicable federal and state law, the Bank’s permissible loans to one borrower are also limited. The Company utilizes internal limits that may be less than or equal to the prevailing legal limits.
Non-performing Assets
     Asset Quality. Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse affect on earnings, while the resolution of those assets requires the use of capital and managerial resources. The Company maintains a conservative philosophy regarding its underwriting guidelines. It also maintains loan monitoring policies and systems that require detailed monthly and quarterly analysis of delinquencies, non-performing loans, non-accrual loans, repossessed and other assets. Reports of such categories are prepared by management and reviewed monthly by the Board of Directors.
Deposit Activities
     The Company also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation (“FDIC”), including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts (“IRA”), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines (“ATMs”), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign drafts, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. The Company also offers credit cards and internet banking. Investment advice, products and services are offered through Primevest Financial Services, a non-affiliated Registered Broker/Dealer, Member FINRA, SIPC.
     The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit). The Company solicits these deposits from individuals, businesses, foundations and governmental authorities. Substantially all of the Company’s deposits are from local market areas surrounding each of its offices. As of December 31, 2008, the Company has no brokered deposits.
Investment Portfolio and Activities
     The Company’s investment portfolio has several objectives. A key objective is to provide a balance in the Company’s asset mix of loans and investments consistent with its liability structure, and to assist in management of interest rate risk. The investments augment the Company’s capital position in the risk based capital formula, providing necessary liquidity to meet fluctuations in credit demands of the community and fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds, and a reasonable allowance for control of tax liabilities. Finally, the investment portfolio is designed to provide income for the Company. In view of the above objectives, the portfolio is treated conservatively by management, and only securities that pass conservative investment criteria are purchased. The Company does not engage in any derivatives trading. The portfolio will commonly fluctuate between 10% and 30% of the Company’s assets. All of the Company’s investment securities are classified as available for sale.
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
     The Company operates in a highly competitive industry. The Company’s main competition comes from other commercial banks, savings and loan associations, credit unions, brokerage firms, insurance companies, finance companies, mortgage companies and a host of other financial service providers.
     The Company generally competes with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which these services are delivered. The Company encounters strong competition from most of the financial institutions in the Company’s extended market area.
Supervision and Regulation
General
     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Michigan Office of Financial and Insurance Regulation (the “OFIR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.
     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund and the depositors, rather than the shareholders of financial institutions.
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

The Company
     General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiaries in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.
     A bank holding company is a legal entity separate and distinct from its subsidiary banks. Normally, the major source of a holding company’s revenue is dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.
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
     The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking... as to be a proper incident thereto.” Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
     In 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted to bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination. The Company has not elected to be treated as a financial holding company.
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
     Federal law also prohibits any person or company from acquiring “control” of a bank or bank holding company without prior notice to the appropriate federal bank regulator. “Control” is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.
     Regulatory Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, which are substantially similar to those of the FDIC for the Bank. See “Supervision and Regulation — The Bank — Regulatory Capital Requirements” for a discussion of the risk-based framework for the assessment of capital adequacy and components of Tier 1 and Tier 2 capital. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.
     The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.
     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios well above the minimum levels.
     As of February 4, 2008, the Bank entered into a Memorandum of Understanding with the FDIC and the OFIR (the “Memorandum of Understanding”), which sets forth certain actions required to be taken by management of the Bank. Under the terms of the Memorandum of Understanding, the Bank must achieve and maintain an 8% minimum capital minus goodwill to total assets ratio while the Memorandum of Understanding is in force.
     As of December 31, 2008, the Bank had regulatory capital in excess of the Federal Reserve’s minimum requirements with a ratio of Tier 1 capital to risk-weighted assets of 7.87%, a ratio of total capital to risk-weighted assets of 9.13%, and a leverage ratio of 6.29%.
     Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Company does not intend to participate in the TARP CPP.

     Dividends. The Michigan Business Corporation Act prohibits the Company from paying dividends or making other distributions to shareholders, if after giving effect to the dividend or other distribution, the Company would not be able to pay its debts as they become due in the usual course of business or if the Company’s assets would be less than the sum of its total liabilities plus the amount that would be needed upon dissolution of the Company to satisfy preferential rights of shareholders whose preferential rights are superior to those receiving the dividend or other distribution.
     Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
     Another stipulation of the Memorandum of Understanding is that the Bank may not declare or pay dividends without prior written approval of the FDIC and the OFIR. The Company may be restricted in its ability to pay dividends to shareholders since its sole source of income is dividends from the Bank.
     Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
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
     Sarbanes-Oxley Act. In 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
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
     Sarbanes-Oxley addresses, among other matters:
•	internal controls over financial reporting;

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	expedited filing requirements for Form 4s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.
The Bank
     General. The Bank, as a Michigan chartered banking institution, is subject to primary supervision, examination, and regulation by the OFIR and the FDIC. The Bank’s activities are governed primarily by Michigan’s Banking Code of 1999 (the “Banking Code”) and the Federal Deposit Insurance Act (“FDI Act”). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The FDI Act and other federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.
     The Bank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (“CRA”). The Bank has most recently been rated “Outstanding” in meeting its obligations under the CRA.
     Branching. State chartered banks, such as the Bank, have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to receipt of all regulatory approval.
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
     Loans to One Borrower. Under Michigan law, the Bank’s total loans and extensions of credit and leases to one person is limited to 15% of the Bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the Bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.
     Enforcement. The OFIR and FDIC each have enforcement authority with respect to the Bank. The OFIR has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or immanent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The OFIR also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.
     The FDIC has similar broad authority, including authority to bring enforcement actions against all “institution-affiliated parties” (including stockholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.

     Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $4,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. The FHLBs provide a credit reserve for their member institutions. The Bank, as a member of the FHLB-Indianapolis, holds shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home-purchase contracts, and similar obligations, based on the Bank’s calendar year-end financial data.
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
     The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.
     Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and certain other intangible assets. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
     Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.
     The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of not less than 4%.
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
     Pursuant to the Memorandum of Understanding, the Bank is required to achieve and maintain an 8% minimum capital minus goodwill to total assets ratio while the Memorandum of Understanding is in force.
     The following table shows the capital totals and ratios for the Bank as of December 31, 2008 (000s omitted in dollar amounts):

Tier 1 capital	$29,518
Total capital	$34,236
Tier 1 capital to risk weighted assets	7.87%
Total capital to risk weighted assets	9.13%
Leverage ratio	6.29%
     Prompt Corrective Regulatory Action. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.
     A bank generally is considered “adequately capitalized” if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be “undercapitalized.” A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be “significantly undercapitalized,” and a bank is considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.
     Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank’s assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
     Deposit Insurance. The Bank’s deposits are insured up to applicable limits by an insurance fund administered by the FDIC. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2009. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III, or IV depending on capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC. The FDIC may establish the reserve ratio annually between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
     As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment ranged between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.
     On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, that imposes an emergency special assessment of up to 20 basis points of an institution’s assessment base on June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage. On March 17, 2009, the FDIC approved the most recent in a series of interim rules to amend the Debt Guarantee including, but not limited to, extending the time period for the issuance of FDIC guaranteed debt from June 30, 2009 to October 31, 2009.
     Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank did not opt out of the Transaction Account Guarantee portion of the TLGP. The Company and the Bank did not opt out of the Debt Guarantee program.
     FDIC-insured institutions also are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980’s. For the first quarter of 2009, the rate established by the FDIC for this purpose is 1.04 basis points per dollar of insured deposits.
     Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. The FDIC has the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which it considers to be unsafe or unsound.
     Under Michigan law, the payment of dividends is subject to several restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank is required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends.
     Under the terms of the Memorandum of Understanding, the Bank may not declare or pay dividends without prior written approval of the FDIC and the OFIR.

     Insider Transactions. Federal laws limit certain transactions between the Bank and its affiliates, including the Company and any non-bank subsidiaries of the Company. Such transactions include loans or extensions of credit by the Bank to the Company, the purchase of assets or securities of the Company, the acceptance of the Company’s securities as collateral for loans, and the issuance of a guaranty, acceptance or letter of credit on behalf of the Company. Transactions of this kind are limited to 10% of the Bank’s capital and surplus for transactions with one affiliate, and 20% of the Bank’s capital and surplus for transactions with all affiliates. Such transactions are also subject to certain collateral requirements. These transactions, as well as other transactions between the Bank and the Company, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, nonaffiliated companies.
     Under FDIC regulations, the Bank’s authority to extend credit to executive officers, directors, and principal shareholders of the Bank and the Company is subject to the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.
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
     Financial Management Requirements. FDIC regulations require banks with $500 million or more in total assets to undergo an annual independent audit and to establish an audit committee comprised solely of outside directors. Banks with $1 billion or more in total assets must also hire outside auditors to evaluate the institution’s internal control structure and procedures for compliance with laws and regulations relating to safety and soundness. For banks that are subsidiaries of holding companies, the independent audit requirement may be satisfied by an independent audit of the consolidated holding company. The FDIC guidelines and interpretations regarding financial management reiterate the FDIC’s belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.
     Reserve Requirement. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% of that portion of the total transaction accounts greater than $44.4 million.
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
     The GLB Act also authorizes insured state banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated insured depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least “satisfactory” and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank’s holding company and its subsidiaries.
Employees
     As of December 31, 2008 the Company had 136 full-time employees and 20 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers’ compensation, social security, paid vacations, numerous bank services and a retirement plan.
Incorporation of Additional Information by Reference
The following information appearing in the 2008 Annual Report to Shareholders is also incorporated into this Item 1:
“Loan Portfolio Composition” table — discloses distribution of loans of the Bank.
“Loan Maturity” table — discloses maturities of loans.
“Non-Performing Assets” table — discloses the breakdown of non-performing assets by category.
“Allowance for Loan Loss” and “Charge-off/Recovery” tables disclose the allocation of loan loss allowance by category and the breakdown of charge-offs and recoveries.
“Securities Portfolio” table — discloses the distribution of the securities portfolio including book versus fair value comparison.
“Securities Maturity” table — discloses maturities of securities.
“Deposits” and “Time Deposits over $100,000” tables — disclose the distribution of deposits of the Bank and maturities of time deposits over $100,000.
“Borrowings” table — discloses the distribution and maturities of borrowings.
“Consolidated Average Balances/Interest Earned-Paid/Rates 2006-2008” table — presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.
“Rate/Volume Analysis” table — presents changes in the interest income and expense for each major category of interest earning assets and interest bearing liabilities.
Note 1, “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” — discloses information on non-accrual and past-due loans, the Bank’s policy on placing loans on non-accrual, and other important accounting policies.
Item 1A. Risk Factors
     An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

     If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.
     References to “we,” “us,” and “our” in this section refer to the Company and its subsidiaries, unless otherwise specified or unless the context otherwise requires.
Risks Related To the Company’s Business
We Are Subject To Credit Risk
     As of December 31, 2008, approximately 81% of the Company’s loan portfolio consisted of commercial, financial, real estate construction, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Part II section “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.
Our Allowance for Loan Losses May Be Insufficient
     The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See “Allowance for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.
Potential Problem Loans
     The Bank uses a risk rating system to identify the credit risk of the entire commercial loan portfolio. Loans are rated on a scale of 1 – 8. Each loan is individually reviewed at origination and then periodically reviewed periodically throughout its life. Loans with a 5 rating are considered part of “watch” loans and reflect borrowers who exhibit potential credit weaknesses or downward trends in their business, deserving bank management’s close attention. While potentially weak, we anticipate only a small loss of principal consistent with our Allowance for Loan and Lease Loss ratio at 12/31/08 of 2.85%. As of 12/31/08, the Bank had $49,947,000 of 5 rated credits.
At the end of 2007, management established quarterly meetings to review all loans with a risk rating of 5 or worse with a total exposure of $300,000 or more. During the month of December 2008, management reviewed a total of 65 credits totaling $75,935,000 in outstanding loans. During this process, management reviewed the action steps that will be taken by the bank to 1) move the credit out of the Bank or 2) improve the Bank’s position with respect to the borrower.
During the third and fourth quarter of 2008, the bank hired an outside consulting firm to conduct a thorough review of over $100 million of loans, including virtually all of the potential problem loans mentioned above. The outside firm concurred with over 90% of the risk ratings established by the Bank.
5 rated loans increased from 5.3% of the commercial loan portfolio at 12/31/07 to 16.2% as of 12/31/08. The increase in the 5 rated credits is due mostly to the continued impact of the economic challenges faced by many of our borrowers in Southeast Michigan.
Our Profitability Depends Significantly On Economic Conditions in the Areas within Which We Do Business
     The Company’s success depends on the general economic conditions of the specific local markets in which the Company operates. Local economic conditions have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.
We Are Subject To Interest Rate Risk
     The Company’s earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s interest earning assets and interest bearing liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
     Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Also, the Company’s interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on the Company’s balance sheet. See “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the Company’s management of interest rate risk.
We Are Subject To Extensive Government Regulation and Supervision
     The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs and limit the types of financial services and products the Company may offer. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Note 16, “Regulatory Matters,” of the notes to consolidated financial statements on pages 33-34 in our Annual Report to Shareholders.
Our Internal Controls May Be Ineffective
     Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations, and financial condition.
New Lines of Business or New Products and Services May Subject Us to Additional Risks
     From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.
We May Not Be Able To Attract and Retain Skilled People
     The Company’s success depends, in large part, on its ability to attract and retain skilled people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
Our Information Systems May Experience an Interruption or Breach in Security
     The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
We Continually Encounter Technological Change
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.
We Are Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
     From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events Could Significantly Impact Our Business
     Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. For example, during 2005, numerous hurricanes made landfall and subsequently caused extensive flooding and destruction in various parts of the country. While the impact of these hurricanes did not significantly affect the Company, other severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
We Are Subject To Environmental Liability Risk Associated With Lending Activities
     A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.
Risks Associated With the Company’s Common Stock

Our Stock Price Can Be Volatile
     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated variations in quarterly results of operations.

•	Lack of liquidity in our common stock.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns, and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used or services offered by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
     General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.
An Investment in Our Common Stock Is Not an Insured Deposit
     The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.
Our Articles of Incorporation, Bylaws, and Certain Banking Laws May Have an Anti-Takeover Effect
     Provisions of the Company’s articles of incorporation, bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.
Risks Associated With the Company’s Industry
We Operate In a Highly Competitive Industry and Market Area
     The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.
     The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The scope, relevance, and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Company introduces new products and services relative to its competitors.

•	Customer satisfaction with the Company’s level of service.

•	Industry and general economic trends.
     Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
Financial Services Companies Depend On the Accuracy and Completeness of Information about Customers and Counterparties
     In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which would have a material adverse effect on the Company’s financial condition and results of operations.
Consumers May Decide Not To Use Banks to Complete Their Financial Transactions
     Technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The Company owns and operates its main office at 9252 Jos. Campau Avenue, Hamtramck, Michigan 48212-3794. In addition, the Company operates the following branches, listed in the order in which they were purchased or opened. Whether the branch is owned or leased is also noted.

Common Name of Office	Address	Owned or Leased

Warren Office	14801 12 Mile Road at Gloede	Owned
Warren, MI 48088

Warren Office & Loan Center	31130 Ryan Road at 13 Mile Road	Owned
Warren, MI 48092

Sterling Heights/Ryan Road	40828 Ryan Road	Leased
Sterling Heights, MI 48310

Madison Hgts/12 Dequindre	1800 E. 12 Mile Road	Owned
Madison Heights, MI 48071-0485

Southfield/Evergreen	25250 Evergreen Road	Owned
Southfield, MI 48075

Farmington Hills/Halsted	37386 12 Mile Road	Owned
Farmington Hills, MI 48331

Sterling Heights/	3801 Metropolitan Parkway	Land - Leased
Metropolitan Parkway	Sterling Heights, MI 48310	Building - Owned

Fenton	17197 Silver Parkway	Owned
Fenton, MI 48430

Troy	30 East Long Lake Rd.	Land - Leased
	Troy, MI 48085	Building - Owned

Grosse Pointe Woods	20276 Mack Avenue	Land - Leased
	Grosse Pointe Woods, MI 48236	Building - Owned
     Universal Mortgage Corporation operates the following offices:

Ann Arbor	3001 Plymouth Road, Suite 205	Leased
Ann Arbor, MI 48105

Howell	110 N. Chestnut	Leased
Howell, MI 48843

Item 3. Legal Proceedings
     The Company from time to time is a party to routine litigation incidental to its business. The Company is not currently a party to any material litigation.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.
SUPPLEMENTAL INFORMATION – EXECUTIVE OFFICERS OF THE REGISTRANT
     The names, ages and positions of all executive officers of the Company are listed below:

Principal Occupation
Name and Age	Position with the Company	During Past Five Years
Michael J. Tierney, 53	President and Chief Executive Officer	President and Chief Executive Officer since January 2007. President of Peoples State Bank since July 2006. Managing director for business banking in the midwest region for JP Morgan Chase from February 2006 to June 2006. Prior to February 2006, Mr. Tierney spent 28 years at Comerica Inc. where he held executive positions in retail banking, corporate banking, private banking and product management.

Jeffrey Moore, 52	Executive Vice President and Chief Credit Officer	Executive Vice President and Chief Credit Officer since January of 2009. Senior Vice President and Chief Credit Officer since May of 2007; Senior Vice President – Business Banking at Fifth Third Bank – Eastern Michigan from Sept. 1997 – Mar. 2007.

Michael J. Banks, 50	Senior Vice President – Chief Lending Officer	Senior Vice President and Chief Lending Officer since March 2007; 1st Vice President in Commercial Lending at Comerica Bank from 2001 – March 2007.

Gregory Quick, 54	Senior Vice President – Residential Mortgages	Senior Vice President – Residential Mortgages since Sept. 2007; Senior Vice President of Mortgage Operations at Citizens Bank in Flint from Jan. 2002 – Sept. 2007.

Denise Kiepper, 45	Senior Vice President – Human Resources	Senior Vice President - Human Resources since April, 2008; Senior Vice President - Human Resources at Citizens Republic Bancorp since 1997.

Principal Occupation
Name and Age	Position with the Company	During Past Five Years
Vincent J. Szymborski, 49	Senior Vice President – Retail Banking	Senior Vice President – Retail Banking since Mar. 2007; 1st Vice President and National Group Mgr. of Deposit, Credit and Service Related Products at Comerica for over 5 years.

David A. Wilson, 48	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since 1991.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Information relating to the market for registrant’s common equity, dividends paid and related shareholder matters appears on page 55 of the registrant’s 2008 Annual Report to Shareholders and is incorporated herein by reference.
The following table provides information about purchases of the Company’s common stock by the Company, including any affiliated purchasers, during the quarter ended December 31, 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
10/01/08 – 10/31/08	0	0	0	0
11/01/08 – 11/30/08	0	0	0	0
12/01/08 – 12/31/08	0	0	0	0
Total	0	0	0	0
     The Company does not currently have a stock repurchase plan in place.
Item 6. Selected Financial Data
     The information required by this item is incorporated by reference from the table captioned “Selected Financial Information” on page 42 of the 2008 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated by reference from the section captioned “Management’s Discussion and Analysis” on pages 43 through 54 of the 2008 Annual Report to Shareholders.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is incorporated by reference from the section captioned “Quantitative and Qualitative Disclosures about Market Risk” on pages 52 – 54 of the 2008 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data
     The Audited Consolidated Financial Report contained on pages 1 through 39 of the 2008 Annual Report to Shareholders, together with the related notes and independent auditor’s report and the Quarterly Results of Operation on page 41 of the 2008 Annual Report to Shareholders are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
     Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     Management’s Annual Report on Internal Control over Financial Reporting. The management of PSB Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. PSB Group, Inc.’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
PSB Group, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
     Changes in internal controls. During the quarter ended December 31, 2008, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required under this item is incorporated by reference from the registrant’s 2009 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders to be held on April 28, 2009 (the “2009 Proxy Statement”), under the captions “Election of Directors”, “Role and Composition of the Board of Directors”, “Audit Committee Financial Expert”, “Code of Ethics”, and “Compliance with Section 16”, which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, “Supplemental Information – Executive Officers of the Registrant” of this Annual Report on Form 10-K.
Item 11. Executive Compensation
     The information relating to directors’ and executive compensation is incorporated by reference from the registrant’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009 under the caption “Director Compensation” on pages 8 and 9, and in the “Executive Compensation Discussion ” section on pages 15 – 20.
The information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is not applicable to smaller reporting companies.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required under this item is incorporated by reference from pages 13-14 of the registrant’s 2009 Proxy Statement under the captions “Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group” and “Security Ownership of Shareholders Holding 5% or more.”
     The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2008:
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
Plan category	warrants and rights	warrants and rights	securities in column (a))
Equity compensation plans approved by security holders	145,293	$16.21	212,692
Equity compensation plans not approved by security holders	None	None	None
Total	145,293	$16.21	212,692

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information relating to certain relationships and related transactions is incorporated by reference from the registrant’s 2009 Proxy Statement at page 22 under the caption “Transactions with Certain Related Persons” and page 3 under the caption “Role and Composition of the Board of Directors.”
Item 14. Principal Accountant Fees and Services
     The information on pages 11 and 12 of the 2009 Proxy Statement, under the caption “Item 3. Approval of Auditors” is incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statements
     (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2008. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.
1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007

3.	Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2008

4.	Consolidated Statements of Stockholders’ Equity for each of the years in the Three-Year Period Ended December 31, 2008

5.	Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2008

6.	Notes to Consolidated Financial Statements
     (a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
     (a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

No.	Description
3.1	Articles of Incorporation of PSB Group, Inc.*

3.2	Bylaws of PSB Group, Inc.*

4.1	Specimen Certificate of Common Stock.*

10.1	Employment Agreement with Michael J. Tierney (incorporated by reference from Current Report on Form 8-K filed on June 26, 2006).

10.2	Restricted Stock Agreement with Michael J. Tierney (incorporated by reference from Current Report on Form 8-K filed on June 26, 2006).

*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

No.	Description
10.3	2004 Stock Compensation Plan.**

10.4	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Deferred Compensation Plan, as amended and restated (filed herewith).

10.6	Form of Restricted Stock Agreement (incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.7	Amendment No. 1 to Employment Agreement with Michael J. Tierney (filed herewith).

11	Computation of Earnings Per Share (filed herewith on page 3 of the 2008 Annual Report to Shareholders including Note 1 thereto).

13	Portions of 2008 Annual Report to Shareholders (filed herewith).

14	Code of Ethics (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of Registrant (filed herewith).

23.	Consent of Plante & Moran, PLLC.

31.1	Certification of Michael J. Tierney required by Rule 13a – 14(a).

31.2	Certification of David A. Wilson required by Rule 13a – 14(a).

32.1	Certification of Michael J. Tierney required by Rule 13a – 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of David A. Wilson required by Rule 13a – 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

**	Incorporated by reference from Registrant’s Proxy Statement for the 2004 annual meeting of shareholders.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB GROUP, INC.

Date:	March 31, 2009	By:	/s/ Michael J. Tierney Michael J. Tierney President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael J. Tierney Michael J. Tierney	Date: March 31, 2009
President and Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ David A. Wilson	Date: March 31, 2009

David A. Wilson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Dr. James Jacobs	Date: March 31, 2009

Dr. James Jacobs
(Director)

By:	/s/ Michael J. Kowalski	Date: March 31, 2009

Michael J. Kowalski
(Director)

By:	/s/ Longine Morawski	Date: March 31, 2009

Longine V. Morawski
(Director)

By:	/s/ Sydney L. Ross	Date: March 31, 2009

Sydney L. Ross
(Director)

By:	/s/ Edward H. Turner	Date: March 31, 2009

Edward H. Turner
(Director)

By:	/s/ David L. Wood	Date: March 31, 2009

David L. Wood
(Director)