Form 10-Q
period 2009-03-31
PSB GROUP INC
filed 2009-05-15
CIK 1235091

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009	Commission File No.: 000-50301
PSB GROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan	42-1591104
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)
1800 East Twelve Mile Road, Madison Heights, Michigan 48071
(Address of principal executive offices)
Registrant’s telephone number: (248) 548-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for past 90 days:
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
     The Registrant had 3,475,710 shares of Common Stock outstanding as of May 15, 2009.

Information Concerning Forward-Looking Statements
     Statements contained in this Form 10-Q which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I —FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Application of Critical Accounting Policies
     Allowance for Loan Losses — The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable loan losses. Loan losses are charged against the allowance when management believes loan balances are uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows and an estimate of the value of collateral.
     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.
     Accounting for Goodwill — Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized but it is assessed at least annually for impairment, and any such impairment will be recognized in the period identified. During 2008, it was determined that Goodwill was indeed impaired. Accordingly, 100% of our Goodwill, or $4,458,000 was written-off in the 4th quarter of 2008.
     Accounting for Deferred Taxes — Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effect of the various temporary differences between the book value and tax basis of the various balance sheet assets and liabilities, and gives the current recognition of changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PSB Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	March 31,
	2009	December 31,
	(unaudited)	2008

Assets
Cash and cash equivalents	$20,433	$12,268
Securities available for sale	70,383	52,254
Loans	369,799	374,809
Less allowance for possible loan loss	(7,769)	(7,116)

Net loans	362,030	367,693
Loans held for sale	1,255	1,082
Bank premises and equipment	13,837	14,107
Accrued interest receivable	2,327	2,159
Other real estate owned	8,292	8,459
Other assets	2,037	2,494

Total assets	$480,594	$460,516

Liabilities
Deposits:
Non-interest bearing	$53,638	$49,661
Interest bearing	380,705	362,781

Total deposits	434,343	412,442

FHLB Advances	15,000	15,000
Long-term debt	282	436
Accrued taxes, interest and other liabilities	2,444	2,536

Total liabilities	452,069	430,414

Shareholders’ Equity

Common stock — no par value — 5,000,000 authorized — 3,476,510 shares issued and outstanding at March 31, 2009 and 3,442,060 at December 31, 2008	23,696	23,607
Unearned ESOP benefits	(282)	(436)
Common stock held in trust	(410)	(410)
Deferred compensation obligation	410	410
Additional paid in capital — stock options/awards	821	707
Unearned compensation	(1,163)	(976)
Retained earnings	4,413	6,191
Accumulated other comprehensive income/(loss)	1,040	1,009

Total shareholders’ equity	28,525	30,102

Total liabilities and stockholders’ equity	$480,594	$460,516

PSB Group, Inc.
Consolidated Statement of Income (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2009	2008

Interest Income:
Interest and fees on loans	$5,846	$6,714

Securities:
Taxable	602	646
Tax-exempt	55	102
Federal funds sold	—	5

Total interest income	6,503	7,467
Interest expense:
Deposits	2,290	2,969
Interest on borrowings	103	160

Total interest expense	2,393	3,129

Net interest income	4,110	4,338
Provision for loan loss	2,217	2,063

Net interest income after provision for loan losses	1,893	2,275
Other operating income:
Service charges on deposit accounts	569	551
Gain on the sale of investment securities	261	187
Other income	367	577

Total other income	1,197	1,315
Other operating expense:
Salaries and employee benefits	2,171	2,653
Occupancy costs	771	917
Legal and professional	433	397
Other real estate expense	520	1,260
Marketing expense	135	79
FDIC insurance	195	13
Other operating expense	620	590

Total other operating expenses	4,845	5,909

Loss — before federal income tax (benefit)	(1,755)	(2,319)
Federal income tax (benefit) expense	23	(816)

Net loss	$(1,778)	$(1,503)

Loss per average outstanding share of common stock — Basic	$(0.51)	$(0.49)

Fully diluted	(0.51)	(0.49)

Cash dividend per share	$0.00	$0.04

PSB Group, Inc.
Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income	$(1,778)	$(1,503)

Other comprehensive income:
Change in unrealized gain on securities available for sale, net of tax	31	191

Comprehensive (loss) income	$(1,747)	$(1,312)

PSB Group, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2009
(in thousands, except share data)

		Unearned	Common	Deferred	Add’l Paid in				Total
	Common	ESOP	Stock	Comp.	Capital — Stock	Unearned	Retained	Accumulated	Shareholders’
	Stock	Benefits	Held in Trust	Obligation	Options/Awards	Compensation	Earnings	OCI	Equity

Balance — December 31, 2008	$23,607	($436)	($410)	$410	$707	($976)	$6,191	$1,009	$30,102

Net loss							(1,778)		(1,778)

Change in unrealized gain on securities available for sale								31	31

Earned ESOP Benefit		154							154

Restricted Stock Awards	141								141

Repurchase of common stock	(52)								(52)

Additional paid in capital stock options and awards					114	(187)			(73)

Balance — March 31, 2009	$23,696	($282)	($410)	$410	$821	($1,163)	$4,413	$1,040	$28,525

PSB Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by (used) in operating activities:	$801	$(4,402)

Cash flow from investing activities:
Purchase of securities available for sale	(30,690)	(20,848)
Proceeds from maturities of securities available for sale	2,515	5,008
Proceeds from sale of securities available for sale	10,274	18,679
Net decrease in loans	3,446	4,195
Capital expenditures	(30)	(118)

Net cash provided by (used in) investing activities	(14,485)	6,916

Cash flow from financing activities:
Net increase (decrease) in deposits	21,901	(13,041)
Net decrease in short-term borrowings	—	(6,405)
Net increase in FHLB advances	—	15,000
Issuance of common stock	—	1,057
Cash dividends	—	(124)
Repurchase of common stock	(52)	—

Net cash (used in) provided by financing activities	21,849	(3,513)

Net increase (decrease) in cash	8,165	(999)

Cash and Cash Equivalents — Beginning of period	12,268	12,762

Cash and Cash Equivalents — End of period	$20,433	$11,763

Supplemental Information — Cash paid (received) for:
Interest	$2,426	$3,163
Taxes	$(250)	$(716)

PSB Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2008 and notes thereto included in PSB Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2009 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
PSB Group, Inc. was formed as a holding company for Peoples State Bank on February 28, 2003 pursuant to a plan of reorganization adopted by Peoples State Bank and its shareholders. Pursuant to the reorganization, each share of the Bank’s stock was exchanged for three shares of stock in the holding company. The reorganization had no material financial impact and is reflected for all prior periods presented. Per share amounts have been retroactively restated to reflect the three-for-one exchange of stock.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.
Note 2 — Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$61,957	$1,285	$(41)	$63,201
Obligations of state and political subdivisions	5,354	1	(155)	5,200
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$69,343	$1,286	$(246)	$70,383

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,833	$1,318	$(5)	$45,146
Obligations of state and political subdivisions	5,380	6	(260)	5,126
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$51,245	$1,324	$(315)	$52,254

The amortized cost and estimated market value of securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2009, all securities are available for sale (000s omitted).

	Available for Sale
	Amortized	Market
	Cost	Value
Due in one year or less	$2,142	$2,134
Due in one year through five years	9,835	9,866
Due after five years through ten years	3,393	3,353
Due after ten years	3,906	3,738

	19,276	19,091

Federal agency pools	48,535	49,760
Other	1,532	1,532

Total	$69,343	$70,383

Securities having a carrying value of $32,417,000 (market value of $32,393,000) were pledged at March 31, 2009 to secure public deposits, repurchase agreements, and for other purposes required by law.
Note 3 — Loans
Major categories of loans included in the portfolio at March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008

Commercial Real Estate	$244,999	$249,133
Residential Mortgages	80,702	81,138
Commercial	37,085	37,243
Consumer	7,013	7,295

Total	$369,799	$374,809

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company’s balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2009, other real estate owned consisted of 48 properties. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. The following table summarizes non-performing assets (dollars in thousands):

	March 31,	December 31,
	2009	2008
Non-accrual loans	$16,265	$8,738
Loans past due 90 or more days	497	543
Restructured debt	6,585	4,746

Total non-performing loans	23,347	14,027
Other real estate owned	8,292	8,459

Total non-performing assets	$31,639	$22,486

Total non-performing loans to total loans	6.31%	3.74%

Total non-performing assets to total assets	6.58%	4.88%
Note 4 — Allowance for Possible Loan Losses
Activity in the allowance for possible loan losses is as follows (dollars in thousands):

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2009	2008

Loan loss balance — Beginning of period	$7,116	$5,184

Provision	2,217	9,956
Charge-offs	(1,644)	(8,387)
Recoveries	80	363

Loan loss balance — End of period	$7,769	$7,116

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers’ ability to repay and collateral values.

Note 5 — Fair Value Measurements
The following tables contain information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Disclosures concerning assets and liabilities at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical	Inputs	Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Investment securities available-for-sale	$—	$69,677	$706	$70,383

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities - available-
for-sale
Balance at December 31, 2008	$730
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	1

Net purchases, sales, calls and maturities	(25)
Net transfers in/out of Level 3	—

Balance at March 31, 2009	$706
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
Of the Level 3 assets that were still held by the Company at March 31, 2009, there was an unrealized loss of $49 thousand, which is recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the three months ended March 31, 2009.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in the fair value that were attributable to both observable and unobservable inputs.
Available-for-sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust preferred investment issued by a local area bank holding company. The Company estimates fair value of these investments on the present value of expected future cash flows using management’s best estimate of key assumptions.
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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2009
(dollars in thousands)

		Quoted Prices in	Significant
		Active	Other	Significant	Total Losses
		Markets for	Observable	Unobservable	for the
	Balance	Identical	Inputs	Inputs	period ended
	March 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Impaired loans accounted for under FAS 114	$17,894	$—	$17,894	$—	$1 ,179

Other Real Estate Owned	$8,292	$—	$8,292	$—	$357
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
Other Real Estate. Other real estate is carried at the lower of (1) the fair value of the asset less the estimated costs to sell the asset or (2) the remaining balance of the related loan.
Other assets, including goodwill and other intangible assets, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Accordingly, these assets have been omitted from the above disclosures.

Note 6 — Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options.
Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(1,778)	$(1,503)

Average number of common shares outstanding used to calculate basic earnings per common share	3,475,864	3,086,135

Effect of dilutive securities	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	3,475,864	3,086,135

Number of anit-dilutive stock options excluded from diluted earnings per share computation	148,293	137,293

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan (“Madison”). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Universal Mortgage Corporation operated as a subsidiary of the Bank until September, 2008, when it was merged into the Bank. Today we operate 11 banking offices and 1 mortgage office.
We provide customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation.
We provide a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium-sized businesses and consumers in local areas. Substantially all of our loans are to customers located within our service area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board (“FRB”). We conduct our lending activities pursuant to the loan policies adopted by our Board of Directors. These loan policies grant individual loan officers the authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.
We also offer a full range of deposit and personal banking services insured by the FDIC, including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts (“IRA”), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines (“ATMs”), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. We also offer third party credit cards and internet banking. We provide commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. We also provide investment services through Primevest Financial Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products.

The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through March 31, 2009, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.
Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank’s loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.
The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. For the first three months of 2009, the Company recorded $68 thousand in share based compensation expense. This compares to $76 thousand for the first three months of 2008.
Financial Condition
Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $20.1 million to $480.6 million at March 31, 2009 from $460.5 million at December 31, 2008. The balance of our investment securities increased by approximately $18.1 million to $70.4 million at March 31, 2009 as compared to $52.3 million at December 31, 2008. Our loan portfolio decreased approximately $5 million to $369.8 million at March 31, 2009. This was the result of a $4.1 million decrease in commercial real estate loans, a $158 thousand decrease in other commercial loans, a $436 thousand decrease in residential real estate loans and a $282 thousand decrease in consumer loans. Loans held for sale increased $173 thousand to $1.3 million at March 31, 2009. The total of all other assets decreased $726 thousand at March 31, 2009, including a $167 thousand decrease in other real estate owned (repossessed properties).
During the first three months of 2009, we experienced net loan charge-offs of $1.6 million. This compares to net charge-offs of $2.0 million during the first three months of 2008. In addition, at March 31, 2009, we were carrying $23.3 million in non-performing loans compared to $16.3 million at March 31, 2008. This high level of net charge-offs and non-performing loans is the direct result of the continuing poor economic environment in the state of Michigan, combined with the collapse of the residential real estate market in southeast Michigan. We have had no exposure in the sub-prime mortgage lending market, but through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first quarter of 2009, we recorded a loan loss provision of $2.2 million compared to a $2.1 million provision during the first quarter of 2008. Our loan loss reserve as a percentage of total loans has been increased to 2.10% as of March 31, 2009, compared to 1.90% at December 31, 2008 and 1.36% at March 31, 2008. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in “Note 3 — Loans” and “Note 4 — Allowance for Possible Loan Losses” in the Financial Statements contained in this report are hereby incorporated by this reference.
Total liabilities increased $21.7 million to $452.1 million at March 31, 2009 from $430.4 million at December 31, 2008. Total deposits increased $21.9 million to $434.3 million at March 31, 2009 from $412.4 at December 31, 2008. This was mainly due to an $11.4 million increase in savings deposits, a $6.3 million increase in certificates of deposit and a $4.0 million increase in non-interest bearing deposits and a $152 thousand increase in interest bearing demand deposits.

Financial Results
Three Months Ended March 31, 2009
For the three months ended March 31, 2009, we realized a net loss of $1.8 million compared to a net loss of $1.5 million for the same period in 2008. Total interest income decreased $964 thousand in the first quarter 2009 compared to the first quarter 2008. Interest and fees on loans decreased $868 thousand in the first quarter 2009 over the same period in 2008. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio as well as a decrease in the loan yield. We realized a $10.6 million decrease in our average commercial loan balances in the first quarter 2009 compared to the first quarter 2008 and also realized a drop in our commercial loan yield of 70 basis points. This drop in yield is due to the lower overall interest rate environment experienced in 2009 and also to a $5.4 million increase in non-performing commercial loans over the March 31, 2008 level. The result was a $724 thousand net decrease in interest and fees on commercial loans. Our average investment in residential mortgage loans actually increased $2.1 million in the first quarter of 2009 compared to the first quarter of 2008. However, the positive impact of the increase in average balances was more than offset by a 32 basis point drop in the yield on our residential mortgage loans. The net impact was a $10 thousand decrease in interest and fees on mortgage loans. During the first quarter of 2009, we also realized a $134 thousand drop in interest and fees on consumer loans as average balances dropped $2.8 million and the consumer loan yield was reduced by 155 basis points.
The average balance in our investment securities portfolio decreased $6.6 million comparing the first quarter 2009 to the same period in 2008. We also realized a 13 basis point decline in the yield on our investment securities. The result was a $96 thousand decrease in interest on securities.
Interest expense decreased $736 thousand in the first quarter 2009 compared to the first quarter 2008. Interest on deposits decreased $679 thousand due mainly to the lower interest rate environment in 2009. Comparing the first quarter 2009 to the first quarter 2008, our average savings balances decreased $10.9 million, and we reduced the rate paid on these deposits by 89 basis points, resulting in a decrease in the interest on savings balances of $323 thousand. Our average certificate of deposit balances increased $18.3 million between the two periods. However, through careful pricing, the average rate paid on these balances was reduced by 95 basis points resulting in a $308 thousand decrease in interest on certificates of deposit. Average interest bearing demand balances decreased $4.2 million comparing the first quarter of 2009 to the first quarter of 2008. We also reduced the rate paid on these balances by 36 basis points resulting in a $48 thousand decrease in interest expense on interest bearing demand balances. The decrease in interest expense on deposits was augmented by a $57 thousand decrease in interest on borrowed funds, as we were able to decrease our average borrowings by approximately $1.4 million and paid 114 basis points less on borrowings than in the first quarter of 2008.
During the first quarter 2009, we recorded a $2.2 million provision for loan losses compared to a $2.1 million provision recorded in the first quarter of 2008. This level of provision is due to the high net charge-offs we have realized in 2009 and the increase in non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.

Total other operating income decreased $118 thousand in the first quarter 2009 compared to the first quarter 2008. Deposit service charges increased $18 thousand comparing the two quarters. We realized $74 thousand more in gains on the sale of investment securities in the first quarter of 2009 than the first quarter of 2008. These increases were more than offset by a $103 thousand increase in losses on the sale of other real estate included in Other Income. Also, we saw a $77 thousand decrease in gains on the sale of consumer loans in 2009. We sold our credit card portfolio in the first quarter of 2008 that resulted in a $77 thousand gain on the sale.
Total other operating expenses decreased $1.1 million when comparing the first quarters of 2009 and 2008. Salary and benefits expense decreased $482 thousand, mainly the result of staff cuts. Not only did we reduce head count, but there has been a freeze on merit increases for all employees in 2009. Salaries and wages have been reduced by $252 thousand comparing the first quarter of 2009 to the first quarter of 2008 and benefits have been reduced by $230 thousand. Occupancy costs have been reduced by $146 thousand, including a $63 thousand reduction in equipment maintenance expenses and a $427 thousand decrease in rent expense as we closed two mortgage offices. Other real estate expense is down $740 thousand comparing the two quarters. Lower write-downs in the value of the repossessed property account for most of this decrease. The decreases in non-interest expenses are partially offset by a $36 thousand increase in legal and professional fees resulting mainly from additional assistance required with problem loans. We also realized a $56 thousand increase in marketing expense, mainly related to our 100 Year Anniversary festivities. In addition, our FDIC Insurance expense increased $182 thousand when comparing the first quarter of 2009 to the first quarter of 2008. The FDIC has proposed a one-time special assessment that would be charged to banks in the third quarter of 2009. As of May 15, 2009, the details of the special assessment have not been finalized. The one-time special assessment could range from 0 — 20 basis points times assessable deposits. That could result in a one-time special assessment of up to $869 thousand to Peoples State Bank in the third quarter of 2009.
Liquidity
The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances and the Federal Reserve Discount Window.
During the three months ended March 31, 2009, the Company increased deposits by $21.9 million. Proceeds from the maturity and sale of securities provided $12.8 million in cash during the first quarter of 2009. Also, we realized $3.4 million in cash from the pay-down in the loan portfolio. These sources of cash were primarily used to fund the $30.7 in securities that were purchased and the $8.2 million increase in our cash position during the first quarter of 2009. As a result, we ended the quarter with $20.4 million in cash and cash equivalents. A figure that management considers sufficient to meet our future liquidity needs.

Off Balance Sheet Arrangements and Contractual Obligations
The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At March 31, 2009, the Company had commitments to extend credit of $33.8 million and stand-by letters of credit of $2.4 million compared to $35.7 million and $2.6 million, respectively, at December 31, 2008.
Capital Resources
Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1 (core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2009:

Tier 1 capital	$27,974
Total capital	$32,663
Tier 1 capital to risk-weighted assets	7.52%
Total capital to risk-weighted assets	8.78%
Tier 1 capital to average assets	5.81%
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To a great extent, the Company’s operating strategies focus on asset/liability management. The purpose of its Asset Liability Management Policy is to provide stable net interest income growth while both maintaining adequate liquidity and protecting the Bank’s earnings from undue interest rate risk. The Bank follows its Asset/Liability Management Policy for controlling exposure to interest rate risk. The Policy is established by management and approved by the Board of Directors.
The Company’s balance sheet consists of investments in interest earning assets (investment securities and loans) that are funded by interest bearing liabilities (deposits and borrowings). These instruments have varying levels of sensitivity to changes in market interest rates which results in interest rate risk. Our policies place strong emphasis on stabilizing net interest margin, with the goal of providing a consistent level of satisfactory earnings.
An interest sensitivity model is the primary tool used in assessing interest rate risk, by estimating the effect that specific upward and downward changes in interest rates would have on pre-tax net interest income. Key assumptions used in this model include prepayment speeds on mortgage related assets; changes in market conditions, loan volumes and pricing; and management’s determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the model can not precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in other market conditions.
Based on our most recent simulation, the Company is in an almost neutral position. Based on the position of the balance sheet and management’s assumptions concerning core deposit sensitivity and other assumptions, net interest income will not be significantly impacted whether rates rise or fall. Please refer to the corresponding discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more detailed information.
ITEM 4T: CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2009.

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
     Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not Applicable.
     Item 3. Defaults Upon Senior Securities
          Not applicable.
     Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
     Item 5. Other Information
          Not applicable.
     Item 6. Exhibits
          a. Exhibits
Exhibit 31.1	Certification of Michael J. Tierney required by Rule 13a — 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a — 14(a)

Exhibit 32.1	Certification of Michael J. Tierney required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB GROUP, INC.
Date: May 15, 2009	/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer

Date: May 15, 2009	/s/ David A. Wilson
David A. Wilson
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Michael J. Tierney required by Rule 13a — 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a — 14(a)

Exhibit 32.1	Certification of Michael J. Tierney required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350