Form 10-Q
period 2009-06-30
PSB GROUP INC
filed 2009-08-14
CIK 1235091

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
The Registrant had 3,476,310 shares of Common Stock outstanding as of July 31, 2009.

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

PSB Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$15,091	$12,268
Securities available for sale	80,466	52,254
Loans	369,580	374,809
Less allowance for possible loan loss	(7,044)	(7,116)

Net loans	362,536	367,693
Loans held for sale	2,525	1,082
Bank premises and equipment	16,395	14,107
Accrued interest receivable	2,770	2,159
Other real estate owned	8,042	8,459
Other assets	1,856	2,494

Total assets	$489,681	$460,516

Liabilities
Deposits:
Non-interest bearing	$55,450	$49,661
Interest bearing	389,822	362,781

Total deposits	445,272	412,442
FHLB Advances	15,000	15,000
Long-term debt	282	436
Accrued taxes, interest and other liabilities	2,985	2,536

Total liabilities	463,539	430,414
Shareholders’ Equity
Common stock — no par value — 10,000,000 authorized - 3,476,310 shares issued and outstanding at June 30, 2009 and 3,444,060 at December 31, 2008	23,693	23,607
Unearned ESOP benefits	(282)	(436)
Common stock held in trust	(410)	(410)
Deferred compensation obligation	410	410
Additional paid in capital — stock options/awards	923	707
Unearned compensation	(1,168)	(976)
Retained earnings	2,961	6,191
Accumulated other comprehensive income	15	1,009

Total shareholders’ equity	26,142	30,102

Total liabilities and stockholders’ equity	$489,681	$460,516

PSB Group, Inc.
Consolidated Statement of Income (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$5,632	$6,514	$11,478	$13,228
Securities:
Taxable	592	609	1,194	1,255
Tax-exempt	54	69	109	171
Federal funds sold	—	1	—	6

Total interest income	6,278	7,193	12,781	14,660
Interest expense:
Deposits	2,192	2,305	4,482	5,274
Federal funds purchased	—	42	—	67
Federal Home Loan Bank advances	106	126	209	261

Total interest expense	2,298	2,473	4,691	5,602

Net interest income	3,980	4,720	8,090	9,058
Provision for loan losses	2,541	1,553	4,758	3,616

Net interest income after provision for loan losses	1,439	3,167	3,332	5,442
Other operating income:
Service charges on deposit accounts	604	588	1,173	1,139
Gain on the sale of investment securities	847	—	1,108	187
Other income	471	485	838	1,062

Total other income	1,922	1,073	3,119	2,388
Other operating expense:
Salaries and employee benefits	2,025	2,421	4,196	5,074
Occupancy costs	798	923	1,569	1,840
Legal and professional	312	321	745	718
Other real estate owned expense	352	616	872	1,876
Marketing expense	55	103	190	182
FDIC insurance	602	105	797	118
Other operating expense	669	755	1,289	1,345

Total other operating expenses	4,813	5,244	9,658	11,153

Loss — before federal income tax (benefit)	(1,452)	(1,004)	(3,207)	(3,323)
Federal income tax benefit	—	(359)	23	(1,175)

Net loss	$(1,452)	$(645)	$(3,230)	$(2,148)

Loss per average outstanding share of common stock — Basic	$(.42)	$(.20)	$(.93)	$(.68)

Fully diluted	(.42)	(.20)	(.93)	(.68)

Cash dividends per share	$.00	$.00	$.00	$.04

PSB Group, Inc.
Consolidated Statement of Comprehensive Income (unaudited)
(in thousands, except share data)

	Six Months Ended
	June 30,
	2009	2008
Net loss	$(3,230)	$(2,148)

Other comprehensive income (loss):
Change in unrealized loss on securities available for sale, net of tax	114	(779)

Less reclassification adjustment for gains included in net loss	(1,108)	(187)

Other comprehensive loss	(994)	(966)

Comprehensive loss	$(4,224)	$(3,114)

PSB Group, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2009
(in thousands, except share data)

		Unearned	Common	Deferred	Add’l Paid in				Total
	Common	ESOP	Stock	Comp.	Capital - Stock	Unearned	Retained	Accumulated	Shareholders’
	Stock	Benefits	Held in Trust	Obligation	Options/Awards	Compensation	Earnings	OCI	Equity
Balance — December 31, 2008	$23,607	($436)	($410)	$410	$707	($976)	$6,191	$1,009	$30,102

Net loss							(3,230)		(3,230)

Change in Other
Comprehensive Income								(994)	(994)

Earned ESOP Benefit		154							154

Restricted Stock Awards	138								138

Repurchase of common stock	(52)								(52)

Additional paid in capital stock options and awards					216	(192)			24

Balance — June 30, 2009	$23,693	($282)	($410)	$410	$923	($1,168)	$2,961	$15	$26,142

PSB Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share data)

	Six Months Ended
	June 30
	2009	2008
Net cash provided by (used) in operating activities:	$2,206	$(617)

Cash flow from investing activities:
Purchase of securities available for sale	(67,602)	(25,841)
Proceeds from maturities of securities available for sale	6,127	9,085
Proceeds from sale of securities available for sale	33,242	27,496
Net increase in loans	(1,044)	(1,504)
Capital expenditures	(2,884)	(150)

Net cash provided by (used in) investing activities	(32,161)	9,086

Cash flow from financing activities:
Net increase (decrease) in deposits	32,830	(34,130)
Net increase in short-term borrowings	—	10,525
Net increase in FHLB advances	—	15,000
Issuance of common stock	—	1,028
Cash dividends	—	(125)
Repurchase of common stock	(52)	—

Net cash (used in ) provided by financing activities	32,778	(7,702)

Net increase in cash	2,823	767

Cash and Cash Equivalents — Beginning of period	12,268	12,762

Cash and Cash Equivalents — End of period	$15,091	$13,529

Supplemental Information — Cash paid (received) for:
Interest	$4,747	$5,753
Taxes	$(250)	$(717)

PSB Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2008 and notes thereto included in PSB Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2009 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
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
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. There was no impact on the Company’s statements of income and condition.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s statements of income and condition.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. There was no impact on the Company’s statements of income and condition.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with SFAS No. 165, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
Note 2 — Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available—for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$72,204	$379	$(150)	$72,433
Obligations of state and political subdivisions	5,293	3	(166)	5,130
Corporate debt securities	500	—	(50)	450
Other	2,453	—	—	2,453

Total available-for-sale securities	$80,450	$382	$(366)	$80,466

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,833	$1,318	$(5)	$45,146
Obligations of state and political subdivisions	5,380	6	(260)	5,126
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$51,245	$1,324	$(315)	$52,254

The amortized cost and estimated market value of securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2009, all securities are available for sale (000s omitted).

	Available for Sale
	Amortized	Market
	Cost	Value
Due in one year or less	$8,215	$8,226
Due in one year through five years	5,687	5,690
Due after five years through ten years	13,355	13,278
Due after ten years	16,777	16,618

	44,034	43,812

Federal agency pools	33,963	34,201
Other	2,453	2,453

Total	$80,450	$80,466

Securities having a carrying value of $27,340,000 (market value of $27,598,000) were pledged at June 30, 2009 to secure public deposits, repurchase agreements, and for other purposes required by law.
Note 3 — Loans
Major categories of loans included in the portfolio at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Commercial Real Estate	$237,501	$249,133
Residential Mortgages	86,554	81,138
Commercial	39,070	37,243
Consumer	6,455	7,295

Total	$369,580	$374,809

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. This typically includes loans that have exceeded 90 days past-due. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company’s balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2009, other real estate owned consisted of 42 properties. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. The following table summarizes non-performing assets (dollars in thousands):

	June 30,	December 31,
	2009	2008
Non-accrual loans	$17,826	$8,738
Loans past due 90 or more days	1,297	543
Restructured debt	15,962	4,746

Total non-performing loans	35,085	14,027
Other real estate owned	8,042	8,459

Total non-performing assets	$43,127	$22,486

Total non-performing loans to total loans	9.49%	3.74%

Total non-performing assets to total assets	8.81%	4.88%
Note 4 — Allowance for Possible Loan Losses
Activity in the allowance for possible loan losses is as follows (dollars in thousands):

	Six Months	Year Ended
	Ended	December 31,
	June 30, 2009	2008
Loan loss balance — Beginning of period	$7,116	$5,184

Provision for loan losses	4,758	9,956
Charge-offs	(5,000)	(8,387)
Recoveries	170	363

Loan loss balance — End of period	$7,044	$7,116

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers’ ability to repay and collateral values.

Note 5 — Fair Value Measurements
The following tables contain information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

Significant
	Quoted Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets for Identical	Inputs	Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Investment securities available-for-sale	$24,740	$55,021	$705	$80,466

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities - available -
for-sale
Balance at December 31, 2008	$730
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	—
Net purchases, sales, calls and maturities	(25)
Net transfers in/out of Level 3	—

Balance at June 30, 2009	$705
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
Of the Level 3 assets that were still held by the Company at June 30, 2009, there were no unrealized gains or losses recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the six months ended June 30, 2009.
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
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are impaired loans accounted for under FAS 114 and Other Real Estate Owned. The Company has estimated the fair value of these assets using Level 2 inputs, including discounted cash flow projections and estimated realizable value of the underlying collateral (typically based on outside appraisals).

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2009
(dollars in thousands)

					Total
					Losses
		Quoted Prices in	Significant		for the
		Active	Other	Significant	period
	Balance	Markets for	Observable	Unobservable	ended
	June 30,	Identical	Inputs	Inputs	June 30,
	2009	Assets (Level 1)	(Level 2)	(Level 3)	2009
Assets
Impaired loans accounted for under FAS 114	$26,030	$—	$26,030	$—	$1,936

Other Real Estate Owned	$8,042	$—	$8,042	$—	$438
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
Other Real Estate. Other real estate is carried at the lower of (1) the fair value of the asset, determined by current appraisal, less the estimated costs to sell the asset or (2) the remaining balance of the related loan.
Other assets, including goodwill and other intangible assets, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Accordingly, these assets have been omitted from the above disclosures.

Note 6 — Earnings per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options.
Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(1,452)	$(645)	$(3,230)	$(2,148)

Average number of common shares outstanding used to calculate basic earnings per common share	3,476,267	3,213,040	3,476,067	3,149,587

Effect of dilutive securities	—	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	3,476,267	3,213,040	3,476,067	3,149,587

Number of anti-dilutive stock options excluded from diluted earnings per share computation	145,293	148,193	145,293	148,193
Note 7 — Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values.
Securities - Fair values for securities are based on quoted market prices.

Loans Held for Sale - Fair values for loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans Receivable - For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Long-term Borrowings - The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
Short-term Borrowings - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued Interest - The carrying amounts of accrued interest approximate fair value.
Other Instruments — The fair values of other financial instruments, including loan commitments and unfunded letters of credit, based on a discounted cash flow analysis, are not material.

The estimated fair values and related carrying values or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and short-term investments	$15,091	$15,091	$12,268	$12,268
Securities	80,466	80,466	52,254	52,254
Loans	362,536	375,763	367,693	379,809
Loans held for sale	2,525	2,551	1,082	1,100
Accrued interest receivable	2,770	2,770	2,159	2,159

Liabilities:
Noninterest-bearing deposits	55,450	55,450	49,661	49,661
Interest-bearing deposits	389,822	392,987	362,781	366,465
FHLB advances	15,000	15,385	15,000	15,488
Long-term debt	282	282	436	436
Accrued interest payable	342	342	398	398

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
The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. We operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan (“Madison”). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices and 1 mortgage origination office.
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
The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through

June 30, 2009, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.
Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank’s loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.
The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. For the first six months of 2009, the Company recorded $161 thousand in share based compensation expense. This compares to $152 thousand for the first six months of 2008.
Financial Condition
Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $29.2 million to $489.7 million at June 30, 2009 from $460.5 million at December 31, 2008. We increased our investment portfolio by approximately $28.2 million to $80.5 million at June 30, 2009 as compared to $52.3 million at December 31, 2008. Our loan portfolio decreased approximately $5.2 million to $369.6 million at June 30, 2009. This was the result of an $11.6 million decrease in commercial real estate loans and an $840 thousand decrease in consumer loans, partially offset by a $5.4 million increase in residential mortgages and a $1.8 million increase in other commercial loans. Loans held for sale increased $1.4 million to $2.5 million at June 30, 2009. The total of all other assets increased approximately $1.8 million at June 30, 2009, due mainly to a $2.3 million increase in Bank premises and equipment. We recently purchased the land at two existing banking facilities that we had previously leased. Other real estate owned (repossessed properties) decreased a little over $400 thousand during the first half of the year, as we began a company-wide campaign focused on the liquidation of these properties.
During the first six months of 2009, we experienced net loan charge-offs of $4.8 million. This compares to net charge-offs of $2.8 million during the first six months of 2008 and $5.2 million during the second half of 2008. In addition, at June 30, 2009, we were carrying $35.1 million in non-performing loans compared to $14.0 million at December 31, 2008. This high level of net charge-offs and non-performing loans is the direct result of the continuing unfavorable economic conditions in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. We have no exposure in the sub-prime mortgage lending market, but through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first half of 2009, we recorded a loan loss provision of $4.8 million compared to a $3.6 million provision during the first half of 2008. Our loan loss reserve as a percentage of total loans has been increased to 1.91% as of June 30, 2009, compared to 1.90% at December 31, 2008 and 1.54% at June 30, 2008. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in “Note 3 — Loans” and “Note 4 — Allowance for Possible Loan Losses” in the Financial Statements contained in this report are hereby incorporated by this reference.
Total liabilities increased $33.1 million to $463.5 million at June 30, 2009 from $430.4 million at December 31, 2008. We continue to experience favorable deposit growth without paying above market rates and without soliciting brokered deposits. Total deposits increased $32.8 million to

$445.3 million at June 30, 2009 from $412.5 at December 31, 2008. This was mainly due to a $19.7 million increase in certificates of deposit, a $9.5 million increase in savings deposits and a $5.8 million increase in non-interest bearing deposits, partially offset by a $2.2 million decrease in interest bearing demand balances. We used this increase in deposits primarily to build our investment portfolio.
Financial Results
Three Months Ended June 30, 2009
For the three months ended June 30, 2009, we realized a net loss of $1.452 million compared to a net loss of $645 thousand for the same period in 2008 and a net loss of $1.778 million in the first quarter of 2009. Total interest income decreased $915 thousand in the second quarter 2009 compared to the second quarter 2008. Interest and fees on loans decreased $882 thousand in the second quarter 2009 compared to the same period in 2008. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We realized an $18 million decrease in our average loans in the second quarter 2009 compared to the second quarter 2008. This was the result of a $16.5 million decrease in our average commercial loans and a $1.8 million decrease in average consumer loans, partially offset by a $260 thousand increase in our average residential real estate portfolio. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 62 basis points in the second quarter of 2009 compared to the second quarter of 2008. This drop in yield is due to the lower overall interest rate environment experienced in 2009 and also to a $20.3 million increase in non-performing loans over the June 30, 2008 level. Interest on investment securities also declined between the two periods. Our average investment in securities increased $26.5 million over the second quarter of 2008, but the effect of the increase in the average investment was more than offset by a 171 basis points decrease in yield on those securities. The net result was a $33 thousand decrease in interest income from securities.
Partially offsetting the decrease in interest income was a $175 thousand decrease in interest expense in the second quarter of 2009 compared to the second quarter of 2008. The result was a $740 thousand decrease in net interest income comparing the two quarters. Interest on deposits decreased $113 thousand comparing the two quarters. Average interest bearing balances were $29.7 million higher in the second quarter of 2009 than the second quarter of 2008, but through disciplined pricing, we were able to lower the rates paid and reduce the interest expense on these deposits. Comparing the second quarter 2009 to the second quarter 2008 our average certificate of deposit balances increased $36.8 million, but we reduced the rate paid on these deposits by 35 basis points, resulting in an increase in the interest on certificates of deposit of $140 thousand. Our average savings balances decreased $2.8 million between the two quarters and we paid 63 basis points less in the second quarter of 2009 than the second quarter of 2008, resulting in a $202 thousand decrease in interest expense on these balances. In addition, our interest bearing demand balances decreased $4.3 million between the two quarters and we paid 40 basis points less on these balances resulting in a $51 thousand decrease in interest expense from the second quarter of 2008 to the second quarter of 2009. The decrease in interest expense on deposits was supplemented by a $62 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $10.3 million.
During the second quarter 2009, we recorded a $2.5 million provision for loan losses compared to a $2.2 million provision in the first quarter and a $1.6 million provision recorded in the second quarter of 2008. This level of provision is necessary due to the high net charge-offs we have realized in

2009 and the increase in non-performing loans. Management believes this provision is necessary to maintain the loan loss reserve at an appropriate level.
Total other operating income increased $849 thousand in the second quarter 2009 compared to the second quarter 2008. This increase was mainly the result of an $847 thousand increase in the gains on the sale of investment securities.
Total other operating expenses were reduced by $431 thousand when comparing the second quarters of 2009 and 2008. Salary and benefits expense decreased $396 thousand. This is mainly due to staff cuts and a freeze on merit increases for all employees in 2009. Salaries and wages have been reduced by $183 thousand and fringe benefits have been reduced by $213 thousand when comparing the second quarter of 2009 to the second quarter of 2008. Occupancy costs have been reduced by $125 thousand including a $43 thousand reduction in equipment maintenance costs and a $30 thousand reduction in rent expense as we closed two mortgage origination offices between the two periods. Legal and professional expenses remained relatively flat comparing the two quarters. Other real estate owned expenses decreased $264 thousand comparing the second quarter of 2009 to the second quarter of 2008, due mainly to lower write-downs in the value of the repossessed properties. We also realized a $48 thousand decrease in marketing expense and an $86 thousand decrease in other operating expenses as we continued concerted efforts to control costs. The decreases in non-interest expenses were partially offset by a $497 thousand increase in FDIC insurance expense. This included a 15 basis points increase in our basic assessment rate as well as a one-time special assessment levied by the FDIC against the banking industry, our portion of which was $232 thousand.
Six Months Ended June 30, 2009
For the six months ended June 30, 2009, we realized a net loss of $3.2 million compared to a net loss of $2.1 million for the same period in 2008 and a net loss of $11.6 million in the second half of 2008. Total interest income decreased $1.9 million in the first half 2009 compared to the first half 2008. Interest and fees on loans decreased $1.8 million in the first half 2009 over the same period in 2008. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. Average total loans decreased $14.7 million comparing the first half of 2009 to the first half of 2008. We realized a $13.6 million decrease in the average balance of our commercial loan portfolio. Lending volumes remain low as quality loan opportunities are scarce. This decrease in commercial loan balances, combined with a 64 basis points drop in yield resulted in a $1.5 million decrease in interest income on our commercial loans. The drop in yield is due to the lower overall interest rate environment in 2009, as well as a $20.3 million increase in non-performing loans. The average balance of our consumer loan portfolio also contracted, decreasing by $2.3 million. The drop in consumer loan balances combined with a 147 basis points drop in yield resulted in a $238 thousand decrease in interest income on consumer loans. We were able to increase the average balance in our residential real estate portfolio by $1.2 million over the June 2008 level, but the positive effect of the increase in loan balances was more than offset by a 41 basis points drop in yield. The result was a $67 thousand decrease in interest income on our residential real estate loans.
During the first half of 2009, we were able to increase our average investment in securities by $11.6 million. However, the yield on the investment portfolio decreased 112 basis points, resulting in a $129 thousand decease in interest income on the securities portfolio.
Total interest expense decreased $911 thousand in the first half of 2009 compared to the first half of 2008. Interest on deposits decreased $792 thousand. Our average balance of interest bearing deposits actually increased $16.5 million, but again, through disciplined pricing, we were able to reduce total interest expense. Comparing the first half of 2009 to the first half of 2008 our average certificate of deposit balances increased $27.6 million, but we reduced the rate paid on these deposits by 67 basis points, resulting in an increase in the interest on certificates of deposit of $168 thousand. Our average savings balances decreased $6.9 million between the two periods and we paid 77 basis points less in the first half of 2009 than the first half of 2008, resulting in a $525 thousand decrease in interest expense on these balances. In addition, our interest bearing demand balances decreased $4.2 million between the two periods and we paid 38 basis points less on these balances resulting in a $99 thousand decrease in interest expense from the first half of 2008 to the first half of 2009. The year-to-date decrease in interest expense on deposits was supplemented by a $911 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $10.6 million.
During the first half of 2009, we recorded a $4.8 million provision for loan losses compared to a $3.6 million provision recorded in the first half of 2008. This increase in the provision is due to the increase in net charge-offs we have realized in 2009 and the increase in non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.
Total other operating income increased $731 thousand in the first half 2009 compared to the first half 2008. Deposit service charges increased $34 thousand. We also realized a $921 thousand increase in the gain on the sale of securities comparing the first half of 2009 to the first half of 2008. The increases were partially offset by a $224 thousand decrease in other income. While we did realize a $60 thousand increase in the gain on the sale of mortgages (included in other income), we also experienced a $179 thousand increase in losses on the sale of other real estate owned (included in other income) and a $52 thousand decrease in investment referral fee income as activity slowed in 2009.
Total other operating expenses were reduced by $1.5 million in the first six months of 2009 compared to the same period in 2008, even though our FDIC insurance expense increased $679 thousand. The FDIC increase included a 15 basis points increase in our basic assessment rate as well as the one-time special assessment of $232 thousand that was mentioned earlier. Salary and benefits expense was reduced by $878 thousand. This was mainly due to staff cuts, a freeze in merit increases in 2009 and the suspension of 401K Plan matching contributions for the period May — December 2009. In addition, there was a $200 thousand one-time expense for retiree medical benefits that was recorded in 2008. Occupancy costs have been reduced by $271 thousand, including a $163 thousand reduction in equipment maintenance and depreciation expenses and a $61 thousand reduction in rent expense as we closed two mortgage origination offices. Legal and professional expenses increased $27 thousand. Other real estate owned expenses decreased $1 million due mainly to lower write-downs in the value of the repossessed properties in 2009. Marketing expenses remained relatively flat. Other operating expenses were reduced by $56 thousand as we continue our efforts to control costs.
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

During the six months ended June 30, 2009, the Company increased deposits by $32.8 million. Proceeds from the maturity and sale of securities provided $39.4 million in cash during the first six months of 2009. These sources of cash, along with the $2.2 million in cash provided by operating activities, were primarily used to fund the $67.6 in securities that were purchased and $2.9 million in capital expenditures. In addition, they funded a $1.0 million increase in our loan portfolio and a $2.8 million increase in our cash position. As a result, as of June 30, 2009 we had $15.1 million in cash and cash equivalents. A figure that management considers sufficient to meet our future liquidity needs.
Off Balance Sheet Arrangements and Contractual Obligations
The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2009, the Company had commitments to extend credit of $35.0 million and stand-by letters of credit of $2.4 million compared to $35.7 million and $2.6 million, respectively, at December 31, 2008.
Capital Resources
Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1 (core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2009:

Tier 1 capital	$26,705
Total capital	$31,386
Tier 1 capital to risk-weighted assets	7.18%
Total capital to risk-weighted assets	8.43%
Tier 1 capital to average assets	5.51%
As described in the Company’s Form 8K filed on February 5, 2008, under a memorandum of understanding entered into with the FDIC and Michigan’s Office of Financial and Insurance Regulation, the Bank is required to maintain its Tier 1 capital to assets ratio at not less than 8%.
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
ITEM 4T: CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2009.

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
     Item 3. Defaults Upon Senior Securities
          Not applicable.
     Item 4. Submission of Matters to a Vote of Security Holders
          a. The Annual Meeting of Shareholders was held on April 28, 2009.
          b. At that meeting, the shareholders approved the following matters:
          Proposal 1: Election of Directors
          That Dr. James B. Jacobs be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2012.
               For — 2,190,725
               Withheld — 534,399
          That Longine V. Morawski be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2012.
               For — 2,186,567
               Withheld — 538,557

          That Edward H. Turner be elected as Director of PSB Group, Inc. for a term expiring at the annual meeting of shareholders in 2012.
               For — 2,185,725
               Withheld — 539,399
Proposal 2: That the shareholders adopt an amendment to the Articles of Incorporation to authorize 200,000 shares of preferred stock and to authorize a total of 10 million common shares from the previous 5 million.
               For — 1,802,863
               Against — 470,842
               Abstain — 16,952
          Proposal 3: Ratify the Selection of Independent Auditors
          To ratify the selection of Plante & Moran, PLLC as the independent auditors of PSB Group, Inc. for the year 2009.
               For — 2,609,014
               Against — 80,022
               Abstain — 36,087
     Item 5. Other Information
          Not applicable.
     Item 6. Exhibits
          a. Exhibits

Exhibit 3.1	Articles of Incorporation

Exhibit 31.1	Certification of Michael J. Tierney required by Rule 13a — 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a — 14(a)

Exhibit 32.1	Certification of Michael J. Tierney required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB GROUP, INC.
Date: August 14, 2009	/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer

Date: August 14, 2009	/s/ David A. Wilson
David A. Wilson
Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation

Exhibit 31.1	Certification of Michael J. Tierney required by Rule 13a — 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a — 14(a)

Exhibit 32.1	Certification of Michael J. Tierney required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350