Form 10-Q
period 2009-09-30
PSB GROUP INC
filed 2009-11-16
CIK 1235091

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The Registrant had 3,476,310 shares of Common Stock outstanding as of November 13, 2009.

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

PART I — FINANCIAL INFORMATION
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

PSB Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	September 30, 2009	December 31,
	(unaudited)	2008
Assets
Cash and cash equivalents	$19,698	$12,268
Securities available for sale	69,618	52,254
Loans	363,708	374,809
Less allowance for possible loan loss	(7,327)	(7,116)

Net loans	356,381	367,693
Loans held for sale	1,733	1,082
Bank premises and equipment	16,148	14,107
Accrued interest receivable	2,473	2,159
Other real estate owned	6,993	8,459
Other assets	1,255	2,494

Total assets	$474,299	$460,516

Liabilities
Deposits:
Non-interest bearing	$54,330	$49,661
Interest bearing	385,721	362,781

Total deposits	440,051	412,442
FHLB Advances	5,500	15,000
Long-term debt	282	436
Accrued taxes, interest and other liabilities	2,351	2,536

Total liabilities	448,184	430,414
Shareholders’ Equity
Common stock — no par value - 10,000,000 authorized - 3,476,310 shares issued and outstanding at Sept. 30, 2009 and 3,442,060 at December 31, 2008	23,693	23,607
Unearned ESOP benefits	(282)	(436)
Common stock held in trust	(410)	(410)
Deferred compensation obligation	410	410
Additional paid in capital — stock options/awards	1,015	707
Unearned compensation	(1,168)	(976)
Retained earnings	2,288	6,191
Accumulated other comprehensive income	569	1,009

Total shareholders’ equity	26,115	30,102

Total liabilities and stockholders’ equity	$474,299	$460,516

PSB Group, Inc.
Consolidated Statement of Income (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$5,122	$6,339	$16,600	$19,567
Securities:
Taxable	590	591	1,784	1,846
Tax-exempt	54	55	163	226
Federal funds sold	—	—	—	6

Total interest income	5,766	6,985	18,547	21,645
Interest expense:
Deposits	2,148	2,160	6,630	7,434
Federal funds purchased	—	14	—	81
Discount window borrowings	—	8	—	8
Federal Home Loan Bank advances	78	164	287	425

Total interest expense	2,226	2,346	6,917	7,948

Net interest income	3,540	4,639	11,630	13,697
Provision for loan losses	1,620	2,350	6,378	5,966

Net interest income after provision for loan losses	1,920	2,289	5,252	7,731
Other operating income:
Service charges on deposit accounts	670	618	1,843	1,757
Gain on the sale of investment securities	866	—	1,974	187
Other income	359	301	1,197	1,363

Total other income	1,895	919	5,014	3,307
Other operating expense:
Salaries and employee benefits	1,933	2,301	6,129	7,375
Occupancy costs	792	1,121	2,361	2,961
Legal and professional	340	335	1,085	1,053
Other real estate owned expense	231	1,779	1,103	3,655
Marketing expense	61	74	251	256
FDIC insurance	294	122	1,091	240
Other operating expense	837	574	2,126	1,919

Total other operating expenses	4,488	6,306	14,146	17,459

Loss — before federal income tax (benefit)	(673)	(3,098)	(3,880)	(6,421)
Federal income tax benefit	—	(1,068)	23	(2,243)

Net loss	$(673)	$(2,030)	$(3,903)	$(4,178)

Loss per average outstanding share of common stock — Basic	$(.19)	$(.61)	$(1.12)	$(1.30)

Fully diluted	(.19)	(.61)	(1.12)	(1.30)

Cash dividends per share	$.00	$.00	$.00	$.04

PSB Group, Inc.
Consolidated Statement of Comprehensive Income (unaudited)
(in thousands, except share data)

	Nine Months Ended
	September 30,
	2009	2008
Net loss	$(3,903)	$(4,178)

Other comprehensive income (loss):
Change in unrealized loss on securities available for sale, net of tax	1,534	1

Less reclassification adjustment for gains included in net loss, net of tax	(1,974)	(123)

Other comprehensive loss	(440)	(122)

Comprehensive loss	$(4,343)	$(4,300)

PSB Group, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2009
(in thousands, except share data)

		Unearned	Common	Deferred	Add’l Paid in				Total
	Common	ESOP	Stock	Comp.	Capital - Stock	Unearned	Retained	Accumulated	Shareholders’
	Stock	Benefits	Held in Trust	Obligation	Options/Awards	Compensation	Earnings	OCI	Equity
Balance — December 31, 2008	$23,607	$(436)	$(410)	$410	$707	$(976)	$6,191	$1,009	$30,102

Net loss							(3,903)		(3,903)

Change in Other Comprehensive Income								(440)	(440)

Earned ESOP Benefit		154							154

Restricted Stock Awards	138								138

Repurchase of common stock	(52)								(52)

Additional paid in capital stock options and awards					308	(192)			116

Balance — Sept. 30, 2009	$23,693	$(282)	$(410)	$410	$1,015	$(1,168)	$2,288	$569	$26,115

PSB Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share data)

	Nine Months Ended
	September 30
	2009	2008
Net cash provided by (used) in operating activities:	$4,223	$1,374

Cash flow from investing activities:
Purchase of securities available for sale	(94,200)	(25,841)
Proceeds from maturities of securities available for sale	8,418	12,904
Proceeds from sale of securities available for sale	69,582	25,017
Net decrease in loans	4,283	2,331
Capital expenditures	(2,933)	(274)

Net cash (used in) provided by investing activities	(14,850)	14,137

Cash flow from financing activities:
Net increase (decrease) in deposits	27,609	(42,867)
Net increase in short-term borrowings	5,500	8,850
Net (decrease) increase in FHLB advances	(15,000)	15,000
Issuance of common stock	—	2,039
Cash dividends	—	(125)
Repurchase of common stock	(52)	—

Net cash provided by (used in ) financing activities	18,057	(17,103)

Net increase (decrease) in cash	7,430	(1,592)

Cash and Cash Equivalents — Beginning of period	12,268	12,762

Cash and Cash Equivalents — End of period	$19,698	$11,170

Supplemental Information — Cash paid (received) for:
Interest	$7,027	$8,087
Taxes	$(1,218)	$(723)

PSB Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2008 and notes thereto included in PSB Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2009 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805, Business Combinations, which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures provides guidelines for making fair value measurements that determine fair value when the volume and level of activity for assets or liabilities have significantly decreased and identify transactions that are not orderly.

•	FASB ASC 320-10-65, Investments — Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FASB ASC 825-10-65, Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
The adoption of these did not have a material effect on the Company’s results of operations or financial position.
In May 2009, FASB issued FASB ASC 855, Subsequent Events with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855 on June 30, 2009, did not have an impact on the Company’s consolidated financial statements.
In June 2009, FASB issued FASB ASC 860, Transfers and Servicing. The objective of FASB ASC 860 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. FASB ASC 860 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.
In June 2009, FASB issued FASB ASC 810, Consolidation. The objective of FASB ASC 810 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.

Note 2 — Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$46,695	$455	$(69)	$47,081
Obligations of state and political subdivisions	20,321	277	(43)	20,555
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$69,048	$732	$(162)	$69,618

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,833	$1,318	$(5)	$45,146
Obligations of state and political subdivisions	5,380	6	(260)	5,126
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$51,245	$1,324	$(315)	$52,254

The amortized cost and estimated market value of securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2009, all securities are available for sale (000s omitted).

	Available for Sale
	Amortized	Market
	Cost	Value
Due in one year or less	$15,631	$15,633
Due in one year through five years	15,577	15,700
Due after five years through ten years	2,424	2,483
Due after ten years	9,098	9,145

	42,730	42,961

Federal agency pools	24,786	25,125
Other	1,532	1,532

Total	$69,048	$69,618

Securities having a carrying value of $33,710,000 (market value of $34,021,000) were pledged at September 30, 2009 to secure public deposits, repurchase agreements, and for other purposes required by law.
Note 3 — Loans
Major categories of loans included in the portfolio at September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Commercial Real Estate	$233,217	$249,133
Residential Mortgages	85,718	81,138
Commercial	38,405	37,243
Consumer	6,368	7,295

Total	$363,708	$374,809

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. This typically includes loans that have exceeded 90 days past-due. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company’s balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2009, other real estate owned consisted of 35 properties, compared to 52 properties at December 31, 2008. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. The following table summarizes non-performing assets (dollars in thousands):

	September 30,	December 31,
	2009	2008
Non-accrual loans	$28,488	$8,738
Loans past due 90 or more days	1,241	543
Restructured debt	13,552	4,746

Total non-performing loans	43,281	14,027
Other real estate owned	6,993	8,459

Total non-performing assets	$50,274	$22,486

Total non-performing loans to total loans	11.90%	3.74%

Total non-performing assets to total assets	10.60%	4.88%
Note 4 — Allowance for Possible Loan Losses
Activity in the allowance for possible loan losses is as follows (dollars in thousands):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2009	2008
Loan loss balance — Beginning of period	$7,116	$5,184

Provision for loan losses	6,378	9,956
Charge-offs	(6,574)	(8,387)
Recoveries	407	363

Loan loss balance — End of period	$7,327	$7,116

Allowance as a % of total loans	2.01%	1.90%

Allowance as a % of total non-performing loans	16.93%	50.73%

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers’ ability to repay and collateral values.

Note 5 — Fair Value Measurements
The following tables contain information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(dollars in thousands)

		Significant
	Quoted Prices in	Other	Significant
	Active	Observable	Unobservable	Balance at
	Markets for Identical	Inputs	Inputs	September 30,
	Assets (Level 1)	(Level 2)	(Level 3)	2009
Assets
Investment securities available-for-sale	$1,001	$68,167	$450	$69,618

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities - available-
for-sale
Balance at December 31, 2008	$730
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	—
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	(280)

Balance at September 30, 2009	$450
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
Of the Level 3 assets that were still held by the Company at September 30, 2009, there was $50 thousand in unrealized losses included in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the nine months ended September 30, 2009.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in the fair value that were attributable to both observable and unobservable inputs.
Available-for-sale investment securities categorized as Level 3 assets consist of a trust preferred investment issued by a local area bank holding company. The Company estimates fair value of these investments on the present value of expected future cash flows using management’s best estimate of key assumptions.
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are impaired loans accounted for under FASB ASC Topic 310: Accounting by Creditors for Impairment of a Loan. The Company has estimated the fair value of these assets using Level 2 inputs, including discounted cash flow projections and estimated realizable value of the underlying collateral (typically based on outside appraisals).

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2009
(dollars in thousands)

Total
Losses
		Quoted Prices in	Significant		for the
		Active	Other	Significant	period
	Balance	Markets for	Observable	Unobservable	ended
	September	Identical	Inputs	Inputs	September
	30, 2009	Assets (Level 1)	(Level 2)	(Level 3)	30, 2009
Assets
Impaired loans accounted for under FAS 114	$35,422	$—	$35,422	$—	$3,266

Other Real Estate Owned	$6,993	$—	$6,993	$—	$518
Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC Topic 310: Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with FASB ASC Topic 825: The Fair Value Option for Financial Assets and Liabilities, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(673)	$(2,030)	$(3,903)	$(4,178)
Average number of common shares outstanding used to calculate basic earnings per common share	3,476,310	3,333,625	3,476,149	3,212,025
Effect of dilutive securities	—	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	3,476,310	3,333,625	3,476,149	3,212,025

Number of anti-dilutive stock options excluded from	145,293	148,193	145,293	148,193
Note 7 — Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC 825-10-50: Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents — The carrying amounts of cash and short-term instruments approximate fair values.
Securities — Fair values for securities are based on quoted market prices.

Loans Held for Sale — Fair values for loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans Receivable — For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Long-term Borrowings — The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
Short-term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued Interest — The carrying amounts of accrued interest approximate fair value.
Other Instruments — The fair values of other financial instruments, including loan commitments and unfunded letters of credit, based on a discounted cash flow analysis, are not material.

The estimated fair values and related carrying values or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and short-term investments	$19,698	$19,698	$12,268	$12,268
Securities	69,618	69,618	52,254	52,254
Loans	356,381	369,576	367,693	379,809
Loans held for sale	1,733	1,762	1,082	1,100
Accrued interest receivable	2,473	2,473	2,159	2,159

Liabilities:
Noninterest-bearing deposits	54,330	54,330	49,661	49,661
Interest-bearing deposits	385,721	388,352	362,781	366,465
FHLB advances	5,500	5,500	15,000	15,488
Long-term debt	282	282	436	436
Accrued interest payable	289	289	398	398

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through September 30, 2009, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.
Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank’s loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.
The Company adopted SFAS 123(R), Accounting for Share Based Payments in 2006. For the first nine months of 2009, the Company recorded $254 thousand in share based compensation expense. This compares to $239 thousand for the first nine months of 2008.
Recent Events
On September 28, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the FDIC and the OFIR (the “Stipulation and Order.”)
Prior to the issuance of the Stipulation and Order, the Bank’s board and management had already commenced initiatives and strategies to address the issues noted in the Stipulation and Order. The Bank continues to work in cooperation with its regulators and expects to satisfy all of the points contained in the Stipulation and Order. The Bank continues to pursue plans to increase capitalization through a combination of capital raising efforts, which include conventional efforts in public and private markets.

The Stipulation and Order requires the Bank to take action in the following areas:
▪	The Bank shall have and retain qualified management.

▪	The Board of directors shall assume full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities.

▪	Increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least 8 percent.

▪	Charge off any loans classified as “loss”.

▪	Prohibit the extension of credit to borrowers that have had loans with the Bank that were classified “substandard”, “doubtful” or “special mention” without prior board approval.

▪	Prohibit the extension of credit to borrowers that have had loans charged off or classified as “loss” in exam reports.

▪	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

▪	Prior to submission or publication of all Reports of Condition, the Board shall review the adequacy of the Bank’s Allowance for Loan and Lease Losses.

▪	Within 30 days of the effective date of the Stipulation and Order, the Bank shall eliminate and/or correct all violations of law, rule, and regulations.

▪	Within 60 days from the effective date of the Stipulation and Order, the Bank shall correct all deficiencies in the loans listed for “Special Mention”.

▪	Prepare and submit progress reports the FDIC and OFIR.
The Stipulation and Order will remain in effect until modified or terminated by the FDIC and OFIR. The Bank expects to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. Please refer to the Current Report on Form 8-K filed on October 30, 2009 (which is incorporated herein by this reference) for additional information on the Stipulation and Order.
Financial Condition
Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets increased approximately $13.8 million to $474.3 million at September 30, 2009 from $460.5 million at December 31, 2008. We increased our investment portfolio by approximately $17.3 million to $69.6 million at September 30, 2009 as compared to $52.3 million at December 31, 2008. Our loan portfolio decreased approximately $11.1 million to $363.7 million at September 30, 2009. This was the result of a $15.9 million decrease in commercial real estate loans and a $927 thousand decrease in consumer loans, partially offset by a $4.6 million increase in residential mortgages and a $1.2 million increase in other commercial loans. Loans held for sale increased $651 thousand to $1.7 million at September 30, 2009. Bank premises and equipment increased $2.0 million as we recently purchased the land at two existing banking facilities that we had previously leased. Other real estate owned (repossessed properties) decreased approximately $1.5 million during the first nine months of the year, as we began a company-wide campaign focused on the liquidation of these properties. Other assets decreased $1.2 million during the first nine months of 2009 due mainly to the recovery of approximately $1.0 million in previously paid federal income taxes relating to net operating loss carry-backs.

During the first nine months of 2009, we experienced net loan charge-offs of $6.2 million. This compares to net charge-offs of $8.2 million during the first nine months of 2008. In addition, at September 30, 2009, we were carrying $43.3 million in non-performing loans, including Troubled Debt Restructured, compared to $14.0 million at December 31, 2008. This high level of net charge-offs and non-performing loans is the direct result of the continuing unfavorable economic conditions in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. We have no exposure in the sub-prime mortgage lending market, but through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first nine months of 2009, we recorded a loan loss provision of $6.4 million compared to a $6.0 million provision during the first nine months of 2008. Our loan loss reserve as a percentage of total loans has been increased to 2.01% as of September 30, 2009, compared to 1.90% at December 31, 2008 and 1.78% at September 30, 2008. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in “Note 3 — Loans” and “Note 4 — Allowance for Possible Loan Losses” in the Financial Statements contained in this report are hereby incorporated by this reference.
Total liabilities increased $17.8 million to $448.2 million at September 30, 2009 from $430.4 million at December 31, 2008. We continue to experience favorable deposit growth without paying above market rates and without soliciting brokered deposits. Total deposits increased $27.6 million to $440.1 million at September 30, 2009 from $412.5 at December 31, 2008. This was mainly due to a $20.5 million increase in savings deposits, a $5.7 million increase in certificates of deposit and a $4.7 million increase in non-interest bearing deposits, partially offset by a $3.3 million decrease in interest bearing demand balances. We used this increase in deposits primarily to pay down our FHLB advances by $9.5 million and build our investment portfolio.
Financial Results
Three Months Ended September 30, 2009
For the three months ended September 30, 2009, we realized a net loss of $673 thousand compared to a net loss of $2.030 million for the same period in 2008, a net loss of $1.778 million in the first quarter of 2009 and a net loss of $1.452 million in the second quarter of 2009. Total interest income decreased $1.2 million in the third quarter 2009 compared to the third quarter 2008. Interest and fees on loans decreased $1.2 million in the third quarter 2009 compared to the same period in 2008. The decrease in interest and fees on loans was due to the overall decrease in our loan portfolio and to a decrease in the yield. We realized an $18.2 million decrease in our average loans in the third quarter 2009 compared to the third quarter 2008. This was the result of a $24.3 million decrease in our average commercial loans and a $1.4 million decrease in average consumer loans, partially offset by a $7.5 million increase in our average residential real estate portfolio. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 100 basis points in the third quarter of 2009 compared to the third quarter of 2008. This drop in yield is due to the lower overall interest rate environment experienced in 2009 and also to an increase in non-performing loans over the September 30, 2008 level. Interest on investment securities remained relatively flat when comparing the two periods. Our average investment in securities increased $21.4 million over the third quarter of 2008, but the effect of the increase in the average investment was offset by a 147 basis points decrease in yield on those securities. The net result was a $2 thousand decrease in interest income from securities.

Partially offsetting the decrease in interest income was a $120 thousand decrease in interest expense in the third quarter of 2009 compared to the third quarter of 2008. The result was a $699 thousand decrease in net interest income comparing the two quarters. Interest on deposits decreased $12 thousand comparing the two quarters. Average interest bearing balances were $42.6 million higher in the third quarter of 2009 than the third quarter of 2008, but through disciplined pricing, we were able to lower the rates paid and reduce the interest expense on these deposits. Comparing the third quarter 2009 to the third quarter 2008 our average certificate of deposit balances increased $36.4 million, but we reduced the rate paid on these deposits by 19 basis points, resulting in an increase in the interest on certificates of deposit of $200 thousand. Our average savings balances increased $9.3 million between the two quarters but we paid 64 basis points less in the third quarter of 2009 than the third quarter of 2008, resulting in a $158 thousand decrease in interest expense on these balances. Our interest bearing demand balances decreased $3.1 million between the two quarters and we paid 44 basis points less on these balances resulting in a $54 thousand decrease in interest expense from the third quarter of 2008 to the third quarter of 2009. The decrease in interest expense on deposits was supplemented by a $107 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $18.1 million.
During the third quarter 2009, we recorded a $1.6 million provision for loan losses compared to a $2.4 million provision in the third quarter of 2008, a $2.2 million provision for the first quarter of 2009 and a $2.5 million provision recorded in the second quarter of 2009. This level of provision is necessary due to the high net charge-offs we have realized in 2009 and the increase in non-performing loans. Management believes this provision is necessary to maintain the loan loss reserve at an appropriate level.
Total other operating income increased $976 thousand in the third quarter 2009 compared to the third quarter 2008. This increase was mainly the result of an $866 thousand increase in the gains on the sale of investment securities. We also realized a $52 thousand increase in deposit service charges comparing the two periods.
Total other operating expenses were reduced by $1.818 million when comparing the third quarters of 2009 and 2008. Salary and benefits expense decreased $368 thousand. This is mainly due to staff cuts and a freeze on merit increases for all employees in 2009. Salaries and wages have been reduced by $234 thousand and fringe benefits have been reduced by $134 thousand when comparing the third quarter of 2009 to the third quarter of 2008. Occupancy costs have been reduced by $329 thousand including a $303 thousand reduction in rent expense as we closed two mortgage origination offices between the two periods and purchased the land at two existing branch facilities that had previously been leased. Legal and professional expenses remained relatively flat comparing the two quarters. Other real estate owned expenses decreased $1.5 million comparing the third quarter of 2009 to the third quarter of 2008, due mainly to lower write-downs in the value of the repossessed properties. We also realized a $13 thousand decrease in marketing expense. The decreases in non-interest expenses were partially offset by a $172 thousand increase in FDIC insurance expense. This included a 15 basis points increase in our basic assessment rate. Also, we experienced a $263 thousand increase in other operating expenses which included a $184 thousand pre-payment charge from the FHLB as we opted to pre-pay $15 million in FHLB advances and a $48 thousand increase in loan collection expenses.

Nine Months Ended September 30, 2009
For the nine months ended September 30, 2009, we realized a net loss of $3.903 million compared to a net loss of $4.178 million for the same period in 2008. Total interest income decreased $3.1 million in the first nine months of 2009 compared to the first nine months of 2008. Interest and fees on loans decreased $3.0 million in the first nine months of 2009 over the same period in 2008. The decrease in interest and fees on loans was due to both the overall decrease in our loan portfolio and to a decrease in the yield. Average total loans decreased $15.9 million comparing the first nine months of 2009 to the first nine months of 2008. We realized a $17.2 million decrease in the average balance of our commercial loan portfolio. This decrease in commercial loan balances, combined with a 77 basis points drop in yield resulted in a $2.6 million decrease in interest income on our commercial loans. The drop in yield is due to the lower overall interest rate environment in 2009, as well as a $29.3 million increase in non-performing loans. The average balance of our consumer loan portfolio also contracted, decreasing by $2.0 million. The drop in consumer loan balances combined with a 131 basis points drop in yield resulted in a $311 thousand decrease in interest income on consumer loans. We were able to increase the average balance in our residential real estate portfolio by $3.3 million over the September 2008 level, but the positive effect of the increase in loan balances was more than offset by a 45 basis points drop in yield. The result was a $35 thousand decrease in interest income on our residential real estate loans.
During the first nine months of 2009, we were able to increase our average investment in securities by $14.9 million. However, the yield on the investment portfolio decreased 123 basis points, resulting in a $132 thousand decrease in interest income on the securities portfolio.
Total interest expense decreased $1.031 million in the first nine months of 2009 compared to the first nine months of 2008. Interest on deposits decreased $804 thousand. Our average balance of interest bearing deposits actually increased $25.2 million, but again, through disciplined pricing, we were able to reduce total interest expense. Comparing the first nine months of 2009 to the first nine months of 2008 our average certificate of deposit balances increased $30.6 million, but we reduced the rate paid on these deposits by 77 basis points, resulting in an increase in the interest on certificates of deposit of only $32 thousand. Our average savings balances decreased $1.5 million between the two periods and we paid 109 basis points less in the first nine months of 2009 than the first nine months of 2008, resulting in a $683 thousand decrease in interest expense on these balances. In addition, our interest bearing demand balances decreased $3.9 million between the two periods and we paid 60 basis points less on these balances resulting in a $154 thousand decrease in interest expense from the first nine months of 2008 to the first nine months of 2009. The year-to-date decrease in interest expense on deposits was supplemented by a $226 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $10.1 million.
During the first nine months of 2009, we recorded a $6.4 million provision for loan losses compared to a $6.0 million provision recorded in the first nine months of 2008. This increase in the provision is due to the increase in net charge-offs we have realized in 2009 and the increase in non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.
Total other operating income increased $1.707 million in the first nine months 2009 compared to the first nine months 2008. Deposit service charges increased $86 thousand. We also realized a $1.787 million increase in the gain on the sale of securities comparing the first nine months of 2009 to the first nine months of 2008. The increases were partially offset by a $166 thousand decrease in other income. While we did realize a $77 thousand increase in the gain on the sale of mortgages (included in other income), we also experienced a $163 thousand increase in losses on the sale of other real estate owned (included in other income) and a $52 thousand decrease in investment referral fee income as activity slowed in 2009.
Total other operating expenses were reduced by $3.313 million in the first nine months of 2009 compared to the same period in 2008, even though our FDIC insurance expense increased $851 thousand. The FDIC increase included a 15 basis points increase in our basic assessment rate as well as a one-time special assessment levied by the FDIC against the banking industry, our portion of which was of $232 thousand. Salary and benefits expense was reduced by $1.246 million. This was mainly due to staff cuts, a freeze in merit increases in 2009 and the suspension of 401K Plan matching contributions for the period May — December 2009. In addition, there was a $200 thousand one-time expense for retiree medical benefits that was recorded in 2008. Occupancy costs have been reduced by $600 thousand, including a $184 thousand reduction in equipment maintenance and depreciation expenses and a $364 thousand reduction in rent expense as we closed two mortgage origination offices and purchased the land at two existing branch facilities that had previously been leased. Legal and professional expenses increased $32 thousand. Other real estate owned expenses decreased $2.552 million due mainly to lower write-downs in the value of the repossessed properties in 2009. Marketing expenses remained relatively flat. Other operating expenses increased $207 thousand due mainly to the $184 thousand pre-payment charge from the FHLB as we opted to pre-pay $15 million in FHLB advances.
Liquidity
The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances and the Federal Reserve Discount Window. During the nine months ended September 30, 2009, the Company increased deposits by $27.6 million. Proceeds from the maturity and sale of securities provided $78.0 million in cash during the first nine months of 2009 and proceeds from the pay-down of the loan portfolio provided $4.3 million. These sources of cash, along with the $4.2 million in cash provided by operating activities, were primarily used to fund the $94.2 million in securities that were purchased and $2.9 million in capital expenditures. In addition, they funded a $9.5 million pay-down of our borrowings and a $7.4 million increase in our cash position. As a result, as of September 30, 2009 we had $19.7 million in cash and cash equivalents, a figure that management considers sufficient to meet our future liquidity needs.
Off Balance Sheet Arrangements and Contractual Obligations
The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2009, the Company had commitments to extend credit of $34.0 million and stand-by letters of credit of $2.5 million compared to $35.7 million and $2.6 million, respectively, at December 31, 2008.

Capital Resources
Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1 (core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2009:

Tier 1 capital	$26,170
Total capital	$30,772
Tier 1 capital to risk-weighted assets	7.16%
Total capital to risk-weighted assets	8.42%
Tier 1 capital to average assets	5.37%
As described in the Company’s Form 8-K filed on October 30, 2009, under a stipulation and consent to the issuance of an order to cease and desist (the “Stipulation and Order”) entered into with the FDIC and Michigan’s Office of Financial and Insurance Regulation, the Bank is required to maintain its Tier 1 capital to assets ratio at not less than 8%. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company.

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
     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Michael J. Tierney, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Tierney and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2009.

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

PSB GROUP, INC.
Date: November 16, 2009	/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer

Date: November 16, 2009	/s/ David A. Wilson
David A. Wilson
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Michael J. Tierney required by Rule 13a — 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a — 14(a)

Exhibit 32.1	Certification of Michael J. Tierney required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350