Form 10-K
period 2009-12-31
PSB GROUP INC
filed 2010-03-31
CIK 1235091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File No. : 000-50301
PSB GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	42-1591104

(State of Organization)	(IRS Employer Identification No.)
1800 East Twelve Mile Road, Madison Heights, Michigan 48071
(Address of Principal Executive Offices) (Zip Code)
(248) 548-2900
(Registrant’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐   NO ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
          As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last per share sales price of which the registrant is aware ($1.45 per share), was approximately $4,498,442 (for purposes of this calculation, directors and executive officers are treated as affiliates).
          As of March 1, 2010, there were issued and outstanding 3,521,910 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009 (the “Annual Report”) (Parts I and II).
2. Portions of Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) (Part III).

PART I
Item 1. Business
          PSB Group, Inc. (the “Company”) was formed on February 28, 2003 as a bank holding company for the purpose of owning Peoples State Bank (the “Bank”) pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Peoples State Bank stock held by existing stockholders of the Bank was exchanged for three shares of common stock of PSB Group, Inc. The reorganization had no consolidated financial statement impact. Share amounts for all prior periods presented have been restated to reflect the reorganization. In October, 2004, the Company formed a new subsidiary, PSB Capital, Inc. Through December 31, 2009, there had been no business conducted by PSB Capital, Inc.
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
          The Bank operated as a unit bank until 1992, when it opened its first branch office at 3747 Fifteen Mile Road, Sterling Heights, Michigan. It then continued its Macomb County expansion by opening the following branch offices: (1) 25901 Harper Avenue, St. Clair Shores, Michigan — 1994; (2) 14801 Twelve Mile Road, Warren, Michigan — 1995; and, (3) 31130 Ryan Road, Warren, Michigan - 1995. Subsequently, the Sterling Heights office was closed in 1995 and consolidated into the new facility on Ryan Road in Warren. During 1997, the Bank opened a supermarket branch at 40832 Ryan Road in Sterling Heights. In 1998, the Bank acquired Madison pursuant to a Merger Agreement in which Madison was merged with and into the Bank (the “Merger”). In connection with the Merger, the Bank acquired the former offices of Madison which include Madison’s former main office at 1800 E. Twelve Mile Road in Madison Heights, Michigan, a branch office in Madison Heights, two branches in Farmington Hills and one branch in each of Southfield and Fraser. In 2001, the Bank closed on a branch sale and assumption agreement with a newly formed bank holding company. Pursuant to that agreement, the Bank sold certain assets and transferred certain liabilities to the newly formed holding company, effectively closing the Plymouth, Michigan branch. In 2001, the Bank closed one of the Farmington Hills, Michigan branches. The cash, furniture, fixtures, equipment and deposits were transferred to another branch. In 2002, the Bank opened a branch in Grosse Pointe Woods, Michigan. In 2003, the Fraser branch was closed with the deposit relationships transferred to another branch. During 2005, the Bank opened two new branches, one in Sterling Heights, Michigan and the other in Fenton, Michigan. In 2007, the Bank opened two new branches, one in Troy, Michigan and one in Grosse Pointe Woods, Michigan. With the opening of the new state-of-the-art branch in Grosse Pointe Woods, two nearby branches, one in St. Clair Shores, Michigan and one in Grosse Pointe Woods, Michigan were closed with most of the deposits transferred to the new branch. Also in 2007, the Bank closed an underperforming branch in Madison Heights, Michigan and one mortgage loan production office in Fenton, Michigan. As of December 31, 2009, the Bank operated 11 branch offices and two mortgage loan production offices.
          We are under a Cease and Desist Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least 8% and 12%, respectively, by November 27, 2009. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern.
          Management has been pursuing multiple alternatives to improve our financial condition, including raising new capital. While we received indications of interest in investing in us from private equity investors, our Board has determined that consummation of a transaction on the terms and conditions proposed to date is not likely in the near-term. We will continue to explore a capital raise concurrently with the implementation of a recovery plan. This recovery plan is designed to improve the Company’s financial health and capital ratios by downsizing the bank and reducing our operating costs. Further details regarding this recovery plan can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”
          As of December 31, 2009, the Company had approximately $462 million in total assets, $354 million in total loans, $443 million in total deposits and $17 million in total shareholders equity.
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
          The commercial loans offered by the Company include (i) commercial real estate loans, (ii) operating lines of credit and other commercial term loans, (iii) construction loans, and (iv) SBA-guaranteed loans. The Company’s commercial real estate loans are used to provide permanent financing for owner-occupied, retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written on a three to five year term, with amortizing periods ranging up to 25 years (the majority are between 15 — 20 years). Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collections process are also used to minimize any potential losses. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 32% of the Company’s portfolio has interest rates that float with a reference rate.
          Real estate loans include residential mortgages for which the Company holds first and second collateral positions in real property. Real estate loans include adjustable and fixed-rate loans secured by first priority liens on one-to four-family residential properties. Residential mortgage products include fixed rate loans, fixed rate balloon loans and adjustable rate mortgages. Adjustable rate loans are amortized for 30 years and have fixed rate periods of one to seven years, after which the rates adjust annually. The longest term allowed on a fixed rate loan is 30 years. Occasionally the Company will purchase loans. The Company purchased approximately $8 million in residential mortgage loans in 2009. The Company is active in secondary market lending and is also a member of the Federal Home Loan Bank of Indianapolis.
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
          The Company generally requires that loans secured by first mortgages on residential real estate have loan to value ratios within specified limits, up to 80% for improved property, or up to 90% if secured by private mortgage insurance. The Company also makes loans secured by second mortgages on residential real estate with a maximum combined loan to value ratio of 75%.
          Under applicable federal and state law, the Bank’s permissible loans to one borrower are also limited. The Company utilizes internal limits that may be less than or equal to the prevailing legal limits.
Asset Quality
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
          The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit). The Company solicits these deposits from individuals, businesses, foundations and governmental authorities. Substantially all of the Company’s deposits are from local market areas surrounding each of its offices. As of December 31, 2009, the Company has no brokered deposits.
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
          The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
          In 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted to bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination. The Company has not elected to be treated as a financial holding company.
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
          The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the

Treasury created the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Company did not participate in the TARP CPP.
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
          The Bank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (“CRA”). The Bank has most recently been rated “Satisfactory” in meeting its obligations under the CRA.
          Enforcement Action. On September 28, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC and OFIR.
     The Order required the Bank to take action in the following areas:
•	The Bank must have and retain qualified management.

•	The Bank’s board of directors is required to assume full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities.

•	Increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least 8 percent.

•	Charge off any loans classified as “loss.”

•	Prohibit the further extension of credit to borrowers that have had loans with the Bank that are classified “substandard”, “doubtful” or “special mention” unless the board of directors has specifically authorized the extension of credit.

•	Prohibit the further extension of credit to borrowers that have had loans with the Bank charged off or classified as “loss.”

•	Adopt, implement and adhere to written plan to reduce the Bank’s risk position in certain assets.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition and Income, the board of directors must review the adequacy of the Bank’s Allowance for Loan and Lease Losses (“ALLL”).

•	Within 30 days of the effective date of the Order, the Bank was required to eliminate and/or correct all violations of law, rule, and regulations.

•	Within 60 days from the effective date of the Order, the Bank was required to correct all deficiencies in the loans listed for “Special Mention.”

•	Prepare and submit progress reports to the FDIC and OFIR.
          The Order is required to remain in effect until it is modified or terminated by the FDIC and OFIR. As of December 31, 2009, the Bank was out of compliance with the Order’s requirement that the Bank increase its level of Tier 1 capital as a percentage of total assets to at least 8 percent. Non-compliance with the Order requirements may cause the Bank to become subject to further enforcement actions by the FDIC and OFIR. Please refer to Note 16 to the financial statements for additional information.
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
          Enforcement. The OFIR and the FDIC each have enforcement authority with respect to the Bank. The OFIR has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or immanent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The OFIR also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.
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
          Pursuant to the Order, the Bank is required to achieve and maintain its level of Tier 1 capital as a percentage of its total assets at a minimum of 8% while the Order is in force. As of December 31, 2009, the Bank was out of compliance with this requirement of the Order.
          The following table shows the capital totals and ratios for the Bank as of December 31, 2009 (000s omitted in dollar amounts):

Tier 1 capital	$17,254
Total capital	$21,755
Tier 1 capital to risk weighted assets	4.86%
Total capital to risk weighted assets	6.13%
Leverage ratio	3.63%
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
          Deposit Insurance. The Bank’s deposits are insured up to applicable limits by a deposit insurance fund administered by the FDIC. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2013.
          Under the FDIC’s risk-based assessment regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III, or IV depending on capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC. The FDIC may establish the reserve ratio annually between 1.15% and 1.50% of insured deposits. Deposit insurance assessments are collected for a quarter at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
          Due to a decrease in the reserve ratio of the deposit insurance fund, on October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment ranged between 12 and 50 basis points depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points. On September 29, 2009, the FDIC increased annual assessment rates uniformly by three basis points beginning January 1, 2011.
          In 2009, the FDIC also imposed an emergency special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. The Bank paid a special assessment of $231,000.
          On November 12, 2009, the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC has exempted the Bank from these prepayment requirements.
          On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-

processing accounts, such as business payroll accounts. The Transaction Account Guarantee was to expire on December 31, 2009; however, has been extended to June 30, 2010 for those participating institutions that do not opt out. Participating institutions are assessed a surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.
          Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank did not opt out of the original Transaction Account Guarantee portion of the TLGP or the extended period. The Company and the Bank did not opt out of the Debt Guarantee program, but did not issue any debt under the Debt Guarantee Program.
          FDIC-insured institutions also are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980’s. For the first quarter of 2010, the rate established by the FDIC for this purpose is 1.06 basis points per dollar of insured deposits.
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
          Under the terms of the Order, the Bank may not declare or pay dividends without prior written approval of the FDIC and the OFIR.
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
          Reserve Requirement. Under a regulation promulgated by the Federal Reserve Board, depository institutions, including the Bank, currently are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.7 million up to and including $55.2 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $55.2 million, a reserve requirement of $1.335 million plus 10% of that portion of the total transaction accounts greater than $55.2 million.
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
Employees
          As of December 31, 2009 the Company had 123 full-time employees and 11 part-time employees. The Company provides a number of benefits for its full-time employees, including health and life insurance, workers’ compensation, social security, paid vacations, numerous bank services and a retirement plan.
Incorporation of Additional Information by Reference
The following information appearing in the 2009 Annual Report to Shareholders is also incorporated into this Item 1:
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
“Consolidated Average Balances/Interest Earned-Paid/Rates 2007-2009” table — presents average balance sheet amounts, interest earned or paid and related average yields earned and rates paid.
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
Item 1A. Risk Factors
          This is not required of smaller reporting companies.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          The Company owns and operates its main office at 9252 Jos. Campau Avenue, Hamtramck, Michigan 48212-3794. In addition, the Company operates the following branches, listed in the order in which they were purchased or opened. Whether the branch is owned or leased is also noted.

Common Name of Office	Address	Owned or Leased
Warren Office	14801 12 Mile Road at Gloede	Owned
Warren, MI 48088

Warren Office & Loan Center	31130 Ryan Road at 13 Mile Road	Owned
Warren, MI 48092

Sterling Heights/Ryan Road	40832 Ryan Road	Leased
Sterling Heights, MI 48310

Madison Hgts/12 Dequindre	1800 E. 12 Mile Road	Owned
Madison Heights, MI 48071-0485

Southfield/Evergreen	25250 Evergreen Road	Owned
Southfield, MI 48075

Farmington Hills/Halsted	37386 12 Mile Road	Owned
Farmington Hills, MI 48331

Sterling Heights/	3801 Metropolitan Parkway	Owned
Metropolitan Parkway	Sterling Heights, MI 48310

Fenton	17197 Silver Parkway	Owned
Fenton, MI 48430

Troy	30 East Long Lake Rd.	Land — Leased
	Troy, MI 48085	Building — Owned

Grosse Pointe Woods	20276 Mack Avenue	Owned
Grosse Pointe Woods, MI 48236

Universal Mortgage Corporation operates the following offices:

Howell	110 N. Chestnut	Leased
Howell, MI 48843

Sterling Heights	40682 Ryan Road	Leased
Sterling Heights, MI 48310

Item 3. Legal Proceedings
          The Company from time to time is a party to routine litigation incidental to its business. The Company is not currently a party to any material litigation.
Item 4. Reserved
SUPPLEMENTAL INFORMATION — EXECUTIVE OFFICERS OF THE REGISTRANT
          The names, ages and positions of all executive officers of the Company are listed below:

Principal Occupation
Name and Age	Position with the Company	During Past Five Years
David L. Wood, 65	Interim President and Chief Executive Officer	Interim President and Chief Executive Officer since March 2010. Mr. Wood retired from Colonial Bushings, Inc. a manufacturer of precision tooling components, where he had been Manager since 1973. Mr. Wood has served as a director of the Company since 1985 and has served as its Chairman since 2000.

Jeffrey Moore, 53	Executive Vice President and Chief Credit Officer	Executive Vice President and Chief Credit Officer since January of 2009. Senior Vice President and Chief Credit Officer since May of 2007; Senior Vice President — Business Banking at Fifth Third Bank — Eastern Michigan from Sept. 1997 — Mar. 2007.

Vincent J. Szymborski, 50	Executive Vice President — Chief Operating Officer	Executive Vice President and Chief Operating Officer since March 2010; Senior Vice President — Retail Banking since Mar. 2007; 1st Vice President and National Group Mgr. of Deposit, Credit and Service Related Products at Comerica for over 5 years.

Michael J. Banks, 51	Senior Vice President — Chief Lending Officer	Senior Vice President and Chief Lending Officer since March 2007; 1st Vice President in Commercial Lending at Comerica Bank from 2001 — March 2007.

David A. Wilson, 49	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since 1991.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Information relating to the market for registrant’s common equity, dividends paid and related shareholder matters appears on page 56 of the registrant’s 2009 Annual Report to Shareholders and is incorporated herein by reference. The performance graph required by Item 201(e) of Regulation S-K is not applicable to smaller reporting companies.
The following table provides information about purchases of the Company’s common stock by the Company, including any affiliated purchasers, during the quarter ended December 31, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

10/01/09 —10/31/09	0	0	0	0
11/01/09 —11/30/09	0	0	0	0
12/01/09 —12/31/09	0	0	0	0

Total	0	0	0	0

          The Company does not currently have a stock repurchase plan in place.
Item 6. Selected Financial Data
          This item is not required of smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The information required by this item is incorporated by reference from the section captioned “Management’s Discussion and Analysis” on pages 42 through 55 of the 2009 Annual Report to Shareholders (with the exception of the information required by paragraphs (a)(3)(iv) and (a)(5) of Item 303 of Regulation S-K which are not applicable to smaller reporting companies).
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
          This item is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data
          The Audited Consolidated Financial Report contained on pages 1 through 40 of the 2009 Annual Report to Shareholders, together with the related notes and independent auditor’s report of the 2009 Annual Report to Shareholders are incorporated herein by reference. The supplemental data required by this item is not applicable to smaller reporting companies.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A(T). Controls and Procedures
          Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. David L. Wood, our Interim President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Wood and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
          Management’s Annual Report on Internal Control over Financial Reporting.The management of PSB Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. PSB Group, Inc.’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
          PSB Group, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.
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
          Changes in internal controls. During the quarter ended December 31, 2009, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.
Item 9B. Other Information
          Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required under this item is incorporated by reference from the registrant’s 2010 Proxy Statement furnished to its shareholders in connection with an Annual Meeting of Shareholders (the “2010 Proxy Statement”), under the captions “Election of Directors”, “Role and Composition of the Board of Directors”, “Audit Committee Financial Expert”, “Code of Ethics”, and “Compliance with Section 16”, which Proxy Statement has been filed with the SEC. The information required under this item relating to the executive officers is set forth in Part I, “Supplemental Information — Executive Officers of the Registrant” of this Annual Report on Form 10-K.
Item 11. Executive Compensation
          The information relating to directors’ and executive compensation is incorporated by reference from the registrant’s 2010 Proxy Statement under the caption “Director Compensation” and in the “Executive Compensation Discussion “ section.
          The information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is not applicable to smaller reporting companies.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required under this item is incorporated by reference from the registrant’s 2010 Proxy Statement under the captions “Security Ownership of Directors, Nominees for Director, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group” and “Security Ownership of Shareholders Holding 5% or more.”
          The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2009:
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
Plan category	warrants and rights	warrants and rights	securities in column (a))

Equity compensation plans approved by security holders	131,293	$18.21	188,642
Equity compensation plans not approved by security holders	None	None	None

Total	131,293	$18.21	188,642

Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information relating to certain relationships and related transactions is incorporated by reference from the registrant’s 2010 Proxy Statement under the caption “Transactions with Certain Related Persons” and under the caption “Role and Composition of the Board of Directors.”

Item 14. Principal Accountant Fees and Services
          The information in the 2010 Proxy Statement under the caption “Item 3. Approval of Auditors” is incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statements
          (a)(1) The following financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2009. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.
1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008

3.	Consolidated Statements of Income for each of the years in the Three-Year Period Ended December 31, 2009

4.	Consolidated Statements of Stockholders’ Equity for each of the years in the Three-Year Period Ended December 31, 2009

5.	Consolidated Statements of Cash Flows for each of the years in the Three-Year Period Ended December 31, 2009

6.	Notes to Consolidated Financial Statements

(a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)The following exhibits are either filed as part of this report or are incorporated herein by reference:

No.	Description
3.1	Articles of Incorporation of PSB Group, Inc.*

3.2	Bylaws of PSB Group, Inc.*

4.1	Specimen Certificate of Common Stock.*

10.1	2004 Stock Compensation Plan.**

10.2	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Deferred Compensation Plan, as amended and restated (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	Form of Restricted Stock Agreement (incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

11	Computation of Earnings Per Share (filed herewith on page 3 of the 2009 Annual Report to Shareholders including Note 1 thereto).

13	Portions of 2009 Annual Report to Shareholders (filed herewith).

*	Incorporated by reference from Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

**	Incorporated by reference from Registrant’s Proxy Statement for the 2004 annual meeting of shareholders.

No.	Description
14	Code of Ethics (incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of Registrant (filed herewith).

23.	Consent of Plante & Moran, PLLC.

31.1	Certification of David L. Wood required by Rule 13a — 14(a).

31.2	Certification of David A. Wilson required by Rule 13a — 14(a).

32.1	Certification of David L. Wood required by Rule 13a — 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Order of Stipulation and Consent (incorporated by reference from current report on Form 8-K filed on October 30, 2009).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB GROUP, INC.
Date: March 31, 2010	By:	/s/ David L. Wood
David L. Wood
Interim President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David L. Wood David L. Wood	Date: March 31, 2010
Interim President and Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ David A. Wilson David A. Wilson	Date: March 31, 2010
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Dr. James Jacobs Dr. James Jacobs	Date: March 31, 2010
(Director)

By:	/s/ Michael J. Kowalski Michael J. Kowalski	Date: March 31, 2010
(Director)

By:	/s/ Longine V. Morawski Longine V. Morawski	Date: March 31, 2010
(Director)

By:	/s/ Sydney L. Ross Sydney L. Ross	Date: March 31, 2010
(Director)

By:	/s/ Edward H. Turner Edward H. Turner	Date: March 31, 2010
(Director)