Form 10-Q
period 2010-03-31
PSB GROUP INC
filed 2010-04-22
CIK 1235091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
                              Yes ☐      No ☑
     The Registrant had 3,494,784 shares of Common Stock outstanding as of April 20, 2010.

Information Concerning Forward-Looking Statements
     Statements contained in this Form 10-Q which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, local and national economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

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

PSB Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$19,309	$29,260
Securities available for sale	68,047	60,031
Loans	352,369	354,263
Less allowance for possible loan loss	(9,037)	(9,469)

Net loans	343,332	344,794
Loans held for sale	428	774
Bank premises and equipment	15,768	15,937
Accrued interest receivable	2,423	2,244
Other real estate owned	6,329	6,235
Other assets	2,545	2,754

Total assets	$458,181	$462,029

Liabilities
Deposits:
Non-interest bearing	$56,972	$54,647
Interest bearing	381,636	388,098

Total deposits	438,608	442,745
Long-term debt	128	282
Accrued taxes, interest and other liabilities	2,285	2,284

Total liabilities	441,021	445,311
Shareholders’ Equity
Common stock — no par value — 10,000,000 authorized - 3,498,184 shares issued and outstanding at March 31, 2010 and 3,480,110 at December 31, 2009	23,667	23,692
Unearned ESOP benefits	(128)	(282)
Common stock held in trust	(410)	(410)
Deferred compensation obligation	410	410
Additional paid in capital — stock options/awards	1,250	1,096
Unearned compensation	(1,287)	(1,182)
Retained earnings	(6,657)	(6,740)
Accumulated other comprehensive income	315	134

Total shareholders’ equity	17,160	16,718

Total liabilities and stockholders’ equity	$458,181	$462,029

PSB Group, Inc.
Consolidated Statement of Income (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009
Interest Income:
Interest and fees on loans	$4,968	$5,846
Securities:
Taxable	542	602
Tax-exempt	26	55

Total interest income	5,536	6,503
Interest expense:
Deposits	1,389	2,290
Interest on borrowings	—	103

Total interest expense	1,389	2,393

Net interest income	4,147	4,110
Provision for loan loss	386	2,217

Net interest income after provision for loan losses	3,761	1,893
Other operating income:
Service charges on deposit accounts	608	569
Gain on the sale of investment securities	4	261
Other income	527	367

Total other income	1,139	1,197
Other operating expense:
Salaries and employee benefits	1,782	2,171
Occupancy costs	752	771
Legal and professional	566	433
Other real estate expense	292	520
Marketing expense	51	135
FDIC insurance	662	195
Other operating expense	712	620

Total other operating expenses	4,817	4,845

Income (Loss) — before federal income tax (benefit)	83	(1,755)
Federal income tax (benefit) expense	—	23

Net income (loss)	$83	$(1,778)

Income (Loss) per average outstanding share of common stock — Basic	$0.02	$(0.51)

Fully diluted	0.02	(0.51)

PSB Group, Inc.
Consolidated Statement of Comprehensive Income (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$83	$(1,778)

Other comprehensive income:
Change in unrealized loss on securities available for sale, net of tax	185	292

Less reclassification adjustment for gains included in net loss, net of tax	(4)	(261)

Other comprehensive income	181	31

Comprehensive income (loss)	$264	$(1,747)

PSB Group, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2010
(in thousands, except share data)

			Unearned	Common	Deferred	Add’l Paid in				Total
	Number of	Common	ESOP	Stock	Comp.	Capital - Stock	Unearned	Retained	Accumulated	Shareholders’
	Shares	Stock	Benefits	Held in Trust	Obligation	Options/Awards	Compensation	Earnings	OCI	Equity
Balance — December 31, 2009	3,480,110	$23,692	($282)	($410)	$410	$1,096	($1,182)	($6,740)	$134	$16,718

Net income								83		83

Change in Other									181	181
Comprehensive Income

Earned ESOP Benefit			154							154

Restricted Stock Awards (net cancellations)	18,074	(25)								(25)

Additional paid in capital stock options and awards						154	(105)			49

Balance — March 31, 2010	3,498,184	$23,667	($128)	($410)	$410	$1,250	($1,287)	($6,657)	$315	$17,160

PSB Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31
	2010	2009
Net cash provided by operating activities:	$786	$801

Cash flow from investing activities:
Purchase of securities available for sale	(25,795)	(30,690)
Proceeds from maturities of securities available for sale	1,241	2,515
Proceeds from sale of securities available for sale	16,616	10,274
Net decrease in loans	1,422	3,446
Capital expenditures	(84)	(30)

Net cash (used in) provided by investing activities	(6,600)	(14,485)

Cash flow from financing activities:
Net increase (decrease) in deposits	(4,137)	21,901
Repurchase of common stock	—	(52)

Net cash provided by (used in ) financing activities	(4,137)	21,849

Net increase (decrease) in cash	(9,951)	8,165

Cash and Cash Equivalents – Beginning of period	29,260	12,268

Cash and Cash Equivalents — End of period	$19,309	$20,433

Supplemental Information – Cash paid (received) for:
Interest	$1,425	$2,426
Taxes	$—	$(250)

PSB Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2009 and notes thereto included in PSB Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of March 31, 2010 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Note 2 – Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available–for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$48,776	$260	$(136)	$48,900
Obligations of state and political subdivisions	16,924	248	(7)	17,165
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$67,732	$508	$(193)	$68,047

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,946	$302	$(93)	$40,155
Obligations of state and political subdivisions	17,919	116	(141)	17,894
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$59,897	$418	$(284)	$60,031

The amortized cost and estimated market value of securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of March 31, 2010, all securities are available for sale (000s omitted).

	Available for Sale
	Amortized	Market
	Cost	Value
Due in one year or less	$11,576	$11,541
Due in one year through five years	7,834	7,889
Due after five years through ten years	6,317	6,280
Due after ten years	7,130	7,225

	32,857	32,935

Federal agency pools	33,343	33,580
Other	1,532	1,532

Total	$67,732	$68,047

Securities having a carrying value of $36,710,000 (market value of $36,958,000) were pledged at March 31, 2010 to secure public deposits, repurchase agreements, and for other purposes required by law.

Note 3 – Loans
Major categories of loans included in the portfolio at March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Commercial Real Estate	$228,417	$230,053
Residential Mortgages	83,194	81,887
Commercial	34,921	36,268
Consumer	5,837	6,055

Total	$352,369	$354,263

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. This typically includes loans that have exceeded 90 days past-due. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company’s balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of March 31, 2010, other real estate owned consisted of 38 properties, compared to 39 properties at December 31, 2009. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. The following table summarizes non-performing assets (dollars in thousands):

	March 31,	December 31,
	2010	2009
Non-accrual loans	$39,414	$38,026
Loans past due 90 or more days	2,798	8
Restructured debt	30,917	25,118

Total non-performing loans	73,129	63,152
Other real estate owned	6,329	6,235

Total non-performing assets	$79,458	$69,387

Total non-performing loans to total loans	20.75%	17.83%

Total non-performing assets to total assets	17.34%	15.02%

Note 4 – Allowance for Possible Loan Losses
Activity in the allowance for possible loan losses is as follows (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Loan loss balance – Beginning of period	$9,469	$$7,116

Provision for loan losses	386	16,169
Charge-offs	(980)	(14,270)
Recoveries	162	454

Loan loss balance – End of period	$9,037	$9,469

Allowance as a % of total loans	2.56%	2.67%

Allowance as a % of total non-performing loans	12.36%	14.99%

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers’ ability to repay and collateral values.
Note 5 – Fair Value Measurements
The following tables contain information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010
(dollars in thousands)

Significant
	Quoted Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets for Identical	Inputs	Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets
Investment securities available-for-sale	$1,005	$66,592	$450	$68,047
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities - available-
for-sale
Balance at December 31, 2009	$450
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	—
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	—

Balance at March 31, 2010	$450
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

Of the Level 3 assets that were still held by the Company at March 31, 2010, there was $50 thousand in unrealized losses included in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the three months ended March 31, 2010.
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
Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2010
(dollars in thousands)

			Significant
		Quoted Prices in	Other	Significant	Total Losses
		Active Markets	Observable	Unobservable	for the
	Balance	for Identical	Inputs	Inputs	period ended
	March 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets
Impaired loans accounted for under FAS 114	$39,486	$—	$—	$39,486	$747

Other Real Estate Owned	$6,329	$—	$6,329	$—	$128
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
Note 6 – Earnings per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$83	$(1,778)

Average number of common shares outstanding used to calculate basic earnings per common share	3,495,055	3,475,864

Effect of dilutive securities	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	3,495,055	3,475,864

Number of anti-dilutive stock options excluded from diluted earnings per share computation	131,293	148,293

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
Other Instruments – The fair values of other financial instruments, including loan commitments and unfunded letters of credit, based on a discounted cash flow analysis, are not material.
The estimated fair values and related carrying values or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and short-term investments	$19,309	$19,309	$29,260	$29,260
Securities	68,047	68,047	60,031	60,031
Loans	343,332	356,283	344,794	357,800
Loans held for sale	428	439	774	794
Accrued interest receivable	2,423	2,423	2,244	2,244

Liabilities:
Noninterest-bearing deposits	56,972	56,972	54,647	54,647
Interest-bearing deposits	381,636	383,832	388,098	390,331
Long-term debt	128	128	282	282
Accrued interest payable	185	185	221	221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. The Bank operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan (“Madison”). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices and 1 mortgage origination office.
The Bank provides customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation.

The Bank provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium-sized businesses and consumers in local areas. Substantially all of our loans are to customers located within our service area. The Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board (“FRB”). The Bank conducts its lending activities pursuant to the loan policies adopted by our Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.
The Bank also offers a full range of deposit and personal banking services insured by the FDIC, including (i) commercial checking and small business checking products, (ii) retirement accounts such as Individual Retirement Accounts (“IRA”), (iii) retail deposit services such as certificates of deposits, money market accounts, savings accounts, checking account products and Automated Teller Machines (“ATMs”), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign drafts, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. The Bank also offers third party credit cards and internet banking. The Bank provides commercial and public fund accounts with money market sweep accounts through Federated Investments, a third party vendor. The Bank also provides investment services through Primevest Financial Services, Inc. Full-time representatives work at various branch offices and offer a full range of investment products.
The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through March 31, 2010, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.
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
Prior to the issuance of the Stipulation and Order, the Bank’s board and management had already commenced initiatives and strategies to address the issues noted in the Stipulation and Order. The Bank continues to work in cooperation with its regulators and expects to satisfy all of the points contained in the Stipulation and Order. The Bank continues to pursue plans to increase capitalization through a combination of capital raising efforts, which include conventional efforts in public and private markets, although such efforts have not been successful to date.

The Stipulation and Order requires the Bank to take action in the following areas:
•	The Bank shall have and retain qualified management.

•	The Board of directors shall assume full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities.

•	Increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least 8 percent.

•	Charge off any loans classified as “loss”.

•	Prohibit the extension of credit to borrowers that have had loans with the Bank that were classified “substandard”, “doubtful” or “special mention” without prior board approval.

•	Prohibit the extension of credit to borrowers that have had loans charged off or classified as “loss” in exam reports.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition, the Board shall review the adequacy of the Bank’s Allowance for Loan and Lease Losses.

•	Within 30 days of the effective date of the Stipulation and Order, the Bank shall eliminate and/or correct all violations of law, rule, and regulations.

•	Within 60 days from the effective date of the Stipulation and Order, the Bank shall correct all deficiencies in the loans listed for “Special Mention”.

•	Prepare and submit progress reports the FDIC and OFIR.
The Stipulation and Order will remain in effect until modified or terminated by the FDIC and OFIR. The Bank expects to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. Please refer to our annual report on Form 10K for the year ended December 31, 2009 for additional information.
Financial Condition
Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets decreased approximately $3.8 million to $458.2 million at March 31, 2010 from $462.0 million at December 31, 2009. We reduced our cash and cash equivalents by approximately $10 million during the first quarter 2010 as most of these funds were re-deployed to higher yielding investment securities. We increased our investment portfolio by approximately $8.0 million to $68.0 million at March 31, 2010 as compared to $60.0 million at December 31, 2009. Our loan portfolio decreased approximately $1.9 million to $352.4 million at March 31, 2010. This was the result of a $1.6 million decrease in commercial real estate loans, a $1.3 million decrease in other commercial loans and a $218 thousand decrease in consumer loans, partially offset by a $1.3 million increase in residential mortgages. Loans held for sale decreased $346 thousand to $428 thousand at March 31, 2010. Bank premises and equipment decreased $169 thousand through depreciation. Other real estate owned (repossessed properties) increased approximately $94 thousand during the first three months of the year and all other assets decreased $30 thousand during the first three months of 2010.
During the first three months of 2010, we experienced net loan charge-offs of $818 thousand. This compares to net charge-offs of $1.6 million during the first three months of 2009. In addition, at March 31, 2010, we were carrying $73.1 million in non-performing loans (including $30.9 million in

Troubled Debt Restructured), compared to $63.2 million in non-performing loans (including $25.1 million in Troubled Debt Restructured) at December 31, 2009. This high level of non-performing loans is the direct result of the continuing unfavorable economic conditions in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. Through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first three months of 2010, we recorded a loan loss provision of $386 thousand compared to a $2.2 million provision during the first three months of 2009. Our loan loss reserve as a percentage of total loans is 2.56% as of March 31, 2010, compared to 2.67% at December 31, 2009 and 2.01% at September 30, 2009. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in “Note 3 – Loans” and “Note 4 – Allowance for Possible Loan Losses” in the Financial Statements contained in this report are hereby incorporated by this reference.
Total liabilities decreased $4.3 million to $441.0 million at March 31, 2010 from $445.3 million at December 31, 2009. Total deposits decreased $4.1 million during the first quarter 2010 to $438.6 million at March 31, 2010. While total deposits decreased, we were able to increase our non-interest bearing deposits by $2.3 million during the first quarter. This increase was offset by a $1.2 million decrease in our interest bearing demand and savings balances and a $5.2 million decrease in the higher rate certificates of deposit, as we allowed the CD balances to run off.
Financial Results
Three Months Ended March 31, 2010
For the three months ended March 31, 2010, we realized net income of $83 thousand compared to a net loss of $1.8 million for the same period in 2009, and a net loss of $9.0 million in the fourth quarter of 2009. Total interest income decreased $967 thousand in the first quarter 2010 compared to the first quarter 2009. Interest and fees on loans decreased $878 thousand in the first quarter 2010 compared to the same period in 2009. The decrease in interest and fees on loans was due to the overall decrease in our average loan portfolio and to a decrease in the yield. We realized an $19.2 million decrease in our average loans in the first quarter 2010 compared to the first quarter 2009. This was the result of a $23.0 million decrease in our average commercial loans and a $2.1 million decrease in average consumer loans, partially offset by a $5.9 million increase in our average residential real estate portfolio. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 65 basis points in the first quarter of 2010 compared to the first quarter of 2009. This drop in yield is due to the lower overall interest rate environment experienced in 2010 and also to an increase in non-performing loans over the March 31, 2009 level. Interest on investment securities decreased $89 thousand when comparing the two periods. Our average investment in securities increased $11.2 million over the first quarter of 2009, but the effect of the increase in the average investment was offset by a 91 basis points decrease in yield on those securities. The net result was the $89 thousand decrease in interest income from securities mentioned.
More than offsetting the decrease in interest income was a $1.0 million decrease in interest expense in the first quarter of 2010 compared to the first quarter of 2009. The result was a $47 thousand increase in net interest income comparing the two quarters. Interest on deposits decreased $901 thousand comparing the two quarters. Average interest bearing balances were $12.4 million higher in the first quarter of 2010 than the first quarter of 2009, but through disciplined pricing, we were able to lower the rates paid and reduce the interest expense on these deposits. Comparing the first quarter 2010 to the first quarter 2009, our average certificate of deposit balances decreased $27.2 million, and we reduced the rate paid on these deposits by 126 basis points, resulting in a decrease in the interest on certificates of deposit of $820 thousand. Our average interest bearing demand and savings balances increased $40.0 million between the two quarters but we paid 38 basis points less in the first quarter of 2010 than the first quarter of 2009, resulting in an $81 thousand decrease in interest expense on these balances. The decrease in interest expense on deposits was supplemented by a $104 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $15.3 million.
During the first quarter 2010, we recorded a $386 thousand provision for loan losses compared to a $2.2 million provision in the first quarter of 2009, and a $9.8 million provision for the fourth quarter of 2009. Management believes this provision is necessary to maintain the loan loss reserve at an appropriate level.
Total other operating income decreased $58 thousand in the first quarter 2010 compared to the first quarter 2009. Total service charges on deposit accounts increased $39 thousand comparing the two quarters. Other Income increased $160 thousand due mainly to a $97 thousand reduction in losses on the sale of ORE properties (included in Other Income) as well as a $90 thousand increase in investment referral commissions. The increases in Other Income were more than offset by a $257 thousand decrease in gains on the sale of investment securities.
Total other operating expenses were reduced by $28 thousand when comparing the first quarters of 2010 and 2009. Salary and benefits expense decreased $389 thousand. This includes approximately $138 thousand in lower salaries and benefits resulting from lower FTE in the first quarter 2010 than the first quarter 2009. It also includes a $53 thousand decrease in 401K expense as we discontinued the employer matching contributions in May 2009. It also includes a $74 thousand reduction in employee incentives and a $112 thousand reversal of accrued pension expenses that we were able to realize in 2010. Occupancy costs have been remained relatively flat between the two periods, decreasing $19 thousand. Other real estate expense decreased $228 thousand comparing the first three months of 2010 to the first three months of 2009. This is entirely due to lower write-downs in the value of the repossessed property held. Marketing expense has decreased $84 thousand. The decreases in other operating expenses were partially offset by a $467 thousand increase in FDIC premiums and a $133 thousand increase in legal and professional expenses. The increase in legal and professional fees was due mainly to higher legal fees related to collection efforts associated with problem loans. We also saw a $55 thousand increase in other commercial loan collection expenses included in other operating expenses.
Liquidity
The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances and the Federal Reserve Discount Window. During the three months ended March 31, 2010, the Company used $10 million of cash on hand at January 1, 2010, $1.4 million provided by the net pay-down in the loan portfolio and $786 thousand provided by operating activities to fund the $8 million net increase in the investment securities portfolio and fund the $4.1 million decrease in our deposit balances. In addition, we used $84 thousand on capital acquisitions. As a result, as of March 31, 2010 we had $19.3 million in cash and cash equivalents, a figure that management considers sufficient to meet our future liquidity needs. For additional information, please refer to our annual report on Form 10K for the year ended December 31, 2009.
Off Balance Sheet Arrangements and Contractual Obligations
The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At March 31, 2010, the Company had commitments to extend credit of $30.7 million and stand-by letters of credit of $5.4 million compared to $29.9 million and $2.5 million, respectively, at December 31, 2009.
Capital Resources
Under applicable FDIC risk-based capital standards, banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1 (core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The following table shows the capital totals and ratios for the Bank as of March 31, 2010:

Tier 1 capital	$17,255
Total capital	$21,710
Tier 1 capital to risk-weighted assets	4.90%
Total capital to risk-weighted assets	6.17%
Tier 1 capital to average assets	3.71%
In addition, as described in the Company’s Form 8-K filed on October 30, 2009, under a stipulation and consent to the issuance of an order to cease and desist (the “Stipulation and Order”) entered into with the FDIC and Michigan’s Office of Financial and Insurance Regulation, the Bank is required to maintain its Tier 1 capital to assets ratio at not less than 8%. Therefore, the Bank is currently out of compliance. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. For additional information, please refer to our annual report on Form 10K for the year ended December 31, 2009.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This item is not required of smaller reporting companies.

ITEM 4T: CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. David L. Wood, our Interim President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Wood and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2010.

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
     Item 1A. Risk Factors
          This item is not required of smaller reporting companies.
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not Applicable.
     Item 3. Defaults Upon Senior Securities
          Not applicable.
     Item 4. [Reserved]
     Item 5. Other Information
          Not applicable.
     Item 6. Exhibits
          a. Exhibits
Exhibit 31.1 Certification of David L. Wood required by Rule 13a – 14(a)
Exhibit 31.2 Certification of David A. Wilson required by Rule 13a – 14(a)
Exhibit 32.1 Certification of David L. Wood required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibit 32.2 Certification of David A. Wilson required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB GROUP, INC.
Date: April 22, 2010	/s/ David L. Wood
David L. Wood
Interim President and Chief Executive Officer

Date: April 22, 2010	/s/ David A. Wilson
David A. Wilson
Chief Financial Officer

EXHIBIT INDEX
Exhibit 31.1 Certification of David L. Wood required by Rule 13a – 14(a)
Exhibit 31.2 Certification of David A. Wilson required by Rule 13a – 14(a)
Exhibit 32.1 Certification of David L. Wood required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibit 32.2 Certification of David A. Wilson required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350