Form 10-Q
period 2010-06-30
PSB GROUP INC
filed 2010-07-26
CIK 1235091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The Registrant had 3,492,784 shares of Common Stock outstanding as of July 23, 2010.

Information Concerning Forward-Looking Statements
     Statements contained in this Form 10-Q which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation, the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses, the failure of assumptions and estimates used in our reviews of our loan portfolio, changes in the values of residential and commercial real estate, and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Application of Critical Accounting Policies
     Allowance for Loan Losses – The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable loan losses. Loan losses are charged against the allowance when management believes loan balances are uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows and an estimate of the value of collateral.
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
     Accounting for Deferred Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effect of the various temporary differences between the book value and tax basis of the various balance sheet assets and liabilities, and gives the current recognition of changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PSB Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	June 30,
	2010 (unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$42,567	$29,260
Securities available for sale	39,927	60,031
Loans	343,480	354,263
Less allowance for possible loan loss	(8,061)	(9,469)

Net loans	335,419	344,794
Loans held for sale	794	774
Bank premises and equipment	15,253	15,937
Accrued interest receivable	2,108	2,244
Other real estate owned	7,148	6,235
Other assets	2,336	2,754

Total assets	$445,552	$462,029

Liabilities
Deposits:
Non-interest bearing	$57,490	$54,647
Interest bearing	369,165	388,098

Total deposits	426,655	442,745
Long-term debt	128	282
Accrued taxes, interest and other liabilities	2,335	2,284

Total liabilities	429,118	445,311

Shareholders’ Equity
Common stock – no par value – 10,000,000 authorized — 3,492,784 shares issued and outstanding at June 30, 2010 and 3,480,110 at December 31, 2009	23,604	23,692
Unearned ESOP benefits	(128)	(282)
Common stock held in trust	(410)	(410)
Deferred compensation obligation	410	410
Additional paid in capital – stock options/awards	1,350	1,096
Unearned compensation	(1,287)	(1,182)
Retained earnings	(7,481)	(6,740)
Accumulated other comprehensive income	376	134

Total shareholders’ equity	16,434	16,718

Total liabilities and stockholders’ equity	$445,552	$462,029

PSB Group, Inc.
Consolidated Statement of Income (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$4,789	$5,632	$9,757	$11,478
Securities:
Taxable	589	592	1,131	1,194
Tax-exempt	11	54	37	109

Total interest income	5,389	6,278	10,925	12,781
Interest expense:
Deposits	1,223	2,192	2,612	4,482
Interest on borrowings	—	106	—	209

Total interest expense	1,223	2,298	2,612	4,691

Net interest income	4,166	3,980	8,313	8,090
Provision for loan losses	1,955	2,541	2,341	4,758

Net interest income after provision for loan losses	2,211	1,439	5,972	3,332
Other operating income:
Service charges on deposit accounts	596	604	1,204	1,173
Gain on the sale of investment securities	222	847	226	1,108
Other income	480	471	1,007	838

Total other income	1,298	1,922	2,437	3,119
Other operating expense:
Salaries and employee benefits	1,934	2,025	3,716	4,196
Occupancy costs	521	798	1,273	1,569
Legal and professional	430	312	996	745
Other real estate owned expense	201	352	493	872
Marketing expense	46	55	97	190
FDIC insurance	509	602	1,171	797
Other operating expense	692	669	1,404	1,289

Total other operating expenses	4,333	4,813	9,150	9,658

Loss – before federal income tax (benefit)	(824)	(1,452)	(741)	(3,207)

Federal income tax benefit	—	—	—	23

Net loss	$(824)	$(1,452)	$(741)	$(3,230)

Loss per average outstanding share of common stock – Basic	$(.24)	$(.42)	$(.21)	$(.93)

Fully diluted	(.24)	(.42)	(.21)	(.93)

Cash dividends per share	$.00	$.00	$.00	$.00

PSB Group, Inc.
Consolidated Statement of Comprehensive Income (unaudited)
(in thousands, except share data)

	Six Months Ended
	June 30,
	2010	2009
Net loss	$(741)	$(3,230)

Other comprehensive income (loss):
Change in unrealized loss on securities available for sale, net of tax	468	114

Less reclassification adjustment for gains included in net loss	(226)	(1,108)

Other comprehensive income (loss)	242	(994)

Comprehensive loss	$(499)	$(4,224)

Six Months Ended June 30, 2010
(in thousands, except share data)

			Unearned	Common	Deferred	Add’l Paid in				Total
	Number of	Common	ESOP	Stock	Comp.	Capital - Stock	Unearned	Retained	Accumulated	Shareholders’
	Shares	Stock	Benefits	Held in Trust	Obligation	Options/Awards	Compensation	Earnings	OCI	Equity
Balance — December 31, 2009	3,480,110	$23,692	$(282)	$(410)	$410	$1,096	$(1,182)	$(6,740)	$134	$16,718

Net income								(741)		(741)

Change in Other									242	242

Comprehensive Income
Comprehensive Income										(499)

Earned ESOP Benefit			154							154

Restricted Stock Awards (net of cancellations)	12,674	(88)								(88)

Additional paid in capital stock options and awards						254	(105)			149

Balance – June 30, 2010	3,492,784	$23,604	$(128)	$(410)	$410	$1,350	$(1,287)	$(7,481)	$376	$16,434

PSB Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share data)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities:	$1,597	$2,206

Cash flow from investing activities:
Purchase of securities available for sale	(25,795)	(67,602)
Proceeds from maturities of securities available for sale	7,039	6,127
Proceeds from sale of securities available for sale	39,129	33,242
Net decrease (increase) in loans	7,014	(1,044)
Proceeds from sale of fixed assets	591	—
Capital expenditures	(178)	(2,884)

Net cash provided by (used in) investing activities	27,800	(32,161)

Cash flow from financing activities:
Net increase (decrease) in deposits	(16,090)	32,830
Repurchase of common stock	—	(52)

Net cash (used in ) provided by financing activities	(16.090)	32,778

Net increase in cash	13,307	2,823

Cash and Cash Equivalents – Beginning of period	29,260	12,268

Cash and Cash Equivalents – End of period	$42,567	$15,091

Supplemental Information – Cash paid (received) for:
Interest	$2,666	$4,747
Taxes	$—	$(250)

PSB Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2009 and notes thereto included in PSB Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of June 30, 2010 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Note 2 – Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available–for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$20,691	$149	$(66)	$20,774
Obligations of state and political subdivisions	16.828	362	(19)	17,171
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$39,551	$511	$(135)	$39,927

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,946	$302	$(93)	$40,155
Obligations of state and political subdivisions	17,919	116	(141)	17,894
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$59,897	$418	$(284)	$60,031

The amortized cost and estimated market value of securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2010, all securities are available for sale (000s omitted).

	Available for Sale
	Amortized	Market
	Cost	Value
Due in one year or less	$10,800	$10,896
Due in one year through five years	8,690	8,740
Due after five years through ten years	75	75
Due after ten years	7,126	7,262

	26,691	26,973

Federal agency pools	11,328	11,422
Other	1,532	1,532

Total	$39,551	$39,927

Securities having a carrying value of $30,305,000 (market value of $30,610,000) were pledged at June 30, 2010 to secure public deposits, repurchase agreements, and for other purposes required by law.

Note 3 – Loans
Major categories of loans included in the portfolio at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Commercial Real Estate	$226,612	$230,053
Residential Mortgages	78,956	81,887
Commercial	32,305	36,268
Consumer	5,607	6,055

Total	$343,480	$354,263

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. This typically includes loans that have exceeded 90 days past-due. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company’s balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of June 30, 2010, other real estate owned consisted of 36 properties, compared to 39 properties at December 31, 2009. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. The following table summarizes non-performing assets (dollars in thousands):

	June 30,	December 31,
	2010	2009
Non-accrual loans	$41,980	$38,026
Loans past due 90 or more days and still accruing	33	8
Restructured debt	32,485	25,118

Total non-performing loans	74,498	63,152
Other real estate owned	7,148	6,235

Total non-performing assets	$81,646	$69,387

Total non-performing loans to total loans	21.69%	17.83%

Total non-performing assets to total assets	18.33%	15.02%

Note 4 – Allowance for Possible Loan Losses
Activity in the allowance for possible loan losses is as follows (dollars in thousands):

	Six Months	Year Ended
	Ended	December 31,
	June 30, 2010	2009
Loan loss balance – Beginning of period	$9,469	$$7,116

Provision for loan losses	2,341	16,169
Charge-offs	(4,011)	(14,270)
Recoveries	262	454

Loan loss balance – End of period	$8,061	$9,469

Allowance as a % of total loans	2.35%	2.67%
Allowance as a % of total non-performing loans	10.82%	14.99%
The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers’ ability to repay and collateral values.
Note 5 – Fair Value Measurements
The following tables contain information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities at fair value are as follows:

	Ouoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets:
Investment securities available-for-sale:
U.S. treasury securities	$1,006	$—	$—	$1,006

U.S. governnment corporations and agencies	—	19,768	—	$19,768

Obligations of state and political subdivisions	—	17,171	—	17,171

Corporate debt securities	—	—	450	450

Other	—	1,532	—	1,532

Total available-for-sale securities	$1,006	$38,471	$450	$39,927

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities - available-
for-sale
Balance at December 31, 2009	$450
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	—
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	—

Balance at June 30, 2010	$450
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
Of the Level 3 assets that were still held by the Company at June 30, 2010, there were no unrealized gains or losses recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the six months ended June 30, 2010.
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
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are impaired loans accounted for under FASB ASC Topic 310: Accounting by Creditors for Impairment of a Loan, and Other Real Estate Owned. The Company has estimated the fair value of these assets using Level 3 inputs, including discounted cash flow projections and estimated realizable value of the underlying collateral (typically based on outside appraisals).
Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2010
(dollars in thousands)

					Total
			Significant		Losses for
		Quoted Prices in	Other	Significant	the period
	Balance	Active Markets	Observable	Unobservable	ended
	June 30,	For Identical	Inputs	Inputs	June 30,
	2010	Assets (Level 1)	(Level 2)	(Level 3)	2010
Assets
Impaired loans accounted for under FAS 114	$46,328	$—	$—	$46,328	$1,587

Other Real Estate Owned	$7,148	$—	$—	$7,148	$212

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
Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(824)	$(1,452)	$(741)	$(3,230)

Average number of common shares outstanding used to calculate basic earnings per common share	3,493,682	3,476,267	3,494,365	3,476,067

Effect of dilutive securities	—	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	3,493,682	3,476,267	3,494,365	3,476,067

Number of anti-dilutive stock options excluded from	131,293	145,293	131,293	145,293
Note 7 – Fair Value of Financial Instruments
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
Securities – (See Note 5)
Loans Held for Sale – Fair values for loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans Receivable – For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property, mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities – The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Long-term Borrowings – The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
Short-term Borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued Interest – The carrying amounts of accrued interest approximate fair value.
Other Instruments – The fair values of other financial instruments, including loan commitments and unfunded letters of credit, based on a discounted cash flow analysis, are not material.
The estimated fair values and related carrying values or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and short-term investments	$42,567	$42,567	$29,260	$29,260
Securities	39,927	39,927	60,031	60,031
Loans	335,419	345,013	344,794	357,800
Loans held for sale	794	815	774	794
Accrued interest receivable	2,108	2,108	2,244	2,244

Liabilities:
Noninterest-bearing deposits	57,490	57,490	54,647	54,647
Interest-bearing deposits	369,165	371,137	388,098	390,331
Long-term debt	128	128	282	282
Accrued interest payable	167	167	221	221

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
The Bank was incorporated and chartered under the laws of the state of Michigan in 1909. The Bank operated as a unit bank until July 20, 1992, when we opened our first branch office in Sterling Heights, Michigan. In May 1998, the Bank acquired Madison National Bank, Madison Heights, Michigan (“Madison”). On May 1, 2000, the Bank acquired 100% of the common stock of Universal Mortgage Corporation, a southeast Michigan based mortgage lender. Today we operate 11 banking offices.
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
The Bank provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium-sized businesses and consumers in local areas. Substantially all of our loans are to customers located within our service area. The Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board (“FRB”). The Bank conducts our lending activities pursuant to the loan policies adopted by our Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.
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
The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through

June 30, 2010, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.
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
The Stipulation and Order requires the Bank to take action in the following areas:
■	The Bank shall have and retain qualified management.

■	The Board of directors shall assume full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities.

■	Increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least 8 percent.

■	Charge off any loans classified as “loss”.

■	Prohibit the extension of credit to borrowers that have had loans with the Bank that were classified “substandard”, “doubtful” or “special mention” without prior board approval.

■	Prohibit the extension of credit to borrowers that have had loans charged off or classified as “loss” in exam reports.

■	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

■	Prior to submission or publication of all Reports of Condition, the Board shall review the adequacy of the Bank’s Allowance for Loan and Lease Losses.

■	Within 30 days of the effective date of the Stipulation and Order, the Bank shall eliminate and/or correct all violations of law, rule, and regulations.

■	Within 60 days from the effective date of the Stipulation and Order, the Bank shall correct all deficiencies in the loans listed for “Special Mention”.

■	Prepare and submit progress reports the FDIC and OFIR.
The Stipulation and Order will remain in effect until modified or terminated by the FDIC and OFIR. The Bank expects to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. As of June 30, 2010, the Bank’s Tier 1 capital to assets ratio was 3.62% versus the 8% required by the Stipulation and Order. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. Please refer to our annual report on Form 10-K for the year ended December 31, 2009 for additional information.
Financial Condition
Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets decreased approximately $16.4 million to $445.6 million at June 30, 2010 from $462 million at December 31, 2009. We reduced our investment portfolio by approximately $20.1 million to $39.9 million at June 30, 2010 as compared to $60 million at December 31, 2009. Our loan portfolio decreased approximately $10.8 million to $343.5 million at June 30, 2010. This was the result of a $3.4 million decrease in commercial real estate loans, a $4 million decrease in other commercial loans, a $2.9 million decrease in residential mortgages and a $448 thousand decrease in other consumer loans. Loans held for sale increased slightly to $794 thousand at June 30, 2010 from $774 thousand at December 31, 2009. Other Real Estate Owned (repossessed properties) increased $913 thousand since the end of 2009. Bank Premises and Equipment decreased $684 thousand in the first six months of 2010 due mainly to the sale of one of our branch facilities in June.
During the first six months of 2010, we experienced net loan charge-offs of $3.7 million. This compares to net charge-offs of $4.8 million during the first six months of 2009 and $9.0 million during the second half of 2009. In addition, at June 30, 2010, we were carrying $74.5 million in non-performing loans compared to $63.2 million at December 31, 2009. This high level of net charge-offs and non-performing loans is the direct result of the continuing unfavorable economic conditions in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. Through our commercial loan portfolio, we have had a number of relationships with residential real estate developers who have encountered severe problems. During the first half of 2010, we recorded a loan loss provision of $2.3 million compared to a $4.8 million provision during the first half of 2009. Our loan loss reserve as a percentage of total loans is 2.35% as of June 30, 2010, compared to 2.67% at December 31, 2009. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in “Note 3 – Loans” and “Note 4 – Allowance for Possible Loan Losses” in the Financial Statements contained in this report are hereby incorporated by this reference.
Total liabilities decreased $16.2 million to $429.1 million at June 30, 2010 from $445.3 million at December 31, 2009. Total deposits decreased $16 million to $426.7 million at June 30, 2010 from $442.7 at December 31, 2009. This was mainly due to a $4.3 million decrease in certificates of deposit and a $15.3 million decrease in interest bearing demand deposits, partially offset, partially offset by a $2.8 million increase in non-interest bearing demand balances and a $762 thousand increase in low cost savings deposits.

Financial Results
Three Months Ended June 30, 2010
For the three months ended June 30, 2010, we realized a net loss of $824 thousand compared to a net loss of $1.452 million for the same period in 2009. Total interest income decreased $889 thousand in the second quarter of 2010 compared to the second quarter of 2009. Interest and fees on loans decreased $843 thousand in the second quarter of010 compared to the same period in 2009. The decrease in interest and fees on loans was due to the overall decrease in the size of our loan portfolio and to a decrease in the yield. We realized a $19.8 million decrease in our average loans in the second quarter of 2010 compared to the second quarter of 2009. This was the result of a $24.1 million decrease in our average commercial loans and a $1.9 million decrease in average consumer loans, partially offset by a $6.2 million increase in our average residential real estate portfolio. The increase in the average residential real estate portfolio is primarily the result of the purchase of $7.8 million in residential mortgages in the third quarter of 2009. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 62 basis points in the second quarter of 2010 compared to the second quarter of 2009. This drop in yield is due to the lower overall interest rate environment experienced in 2010 and also to a $13.3 million increase in non-performing loans over the June 30, 2009 level. Interest on investment securities also declined between the two periods. Our average investment in securities decreased $8.5 million compared to the second quarter of 2009, but the effect of the decrease in the average investment was partially offset by an 8 basis points increase in yield on those securities. The net result was a $46 thousand decrease in interest income from securities.
More than offsetting the decrease in interest income was a $1.075 million decrease in interest expense in the second quarter of 2010 compared to the second quarter of 2009. The result was a $186 thousand increase in net interest income comparing the two quarters. Interest on deposits decreased $969 thousand comparing the two quarters. Average interest bearing balances were $8.1 million lower in the second quarter of 2010 than in the second quarter of 2009, and, through disciplined pricing, we were able to lower the rates paid and reduce the interest expense on these deposits. Comparing the second quarter of 2010 to the second quarter of 2009 our average certificate of deposit balances decreased $36.5 million, and we reduced the rate paid on these deposits by 124 basis points, resulting in a decrease in the interest on certificates of deposit of $867 thousand. Our average savings balances decreased $1.5 million between the two quarters and we paid 10 basis points less in the second quarter of 2010 than in the second quarter of 2009, resulting in a $9 thousand decrease in interest expense on these balances. Our average interest bearing demand balances increased $30 million between the two quarters but we paid 45 basis points less on these balances resulting in a $93 thousand decrease in interest expense from the second quarter of 2009 to the second quarter of 2010. The decrease in interest expense on deposits was supplemented by a $106 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $15 million. We have had no borrowed funds so far in 2010.
During the second quarter of 2010, we recorded a $2.0 million provision for loan losses compared to a $2.5 million provision in the second quarter of 2009. This level of provision is necessary due to the high net charge-offs we have realized in 2010 and the increase in non-performing loans. Management believes this provision is necessary to maintain the loan loss reserve at an appropriate level.
Total other operating income decreased $624 thousand in the second quarter of 2010 compared to the second quarter of 2009. This decrease was the result of a $625 thousand decrease in the gains on the sale of investment securities between the two periods.

Total other operating expenses were reduced by $480 thousand when comparing the second quarters of 2010 and 2009. Salary and benefits expense decreased $91 thousand. This is mainly due to additional staff cuts made in December 2009 and April 2010. Occupancy costs have been reduced by $277 thousand due primarily to a $227 thousand gain on the sale of one of our branch facilities in June 2010 and also to a $63 thousand decrease in rent expense that resulted from the June 2009 purchase of land at two branch facilities that had previously been leased. Other real estate owned expenses decreased $151 thousand comparing the second quarter of 2010 to the second quarter of 2009, due mainly to lower taxes and maintenance expenses on the repossessed properties. Marketing expense was reduced $9 thousand as we continue efforts to control costs. FDIC insurance expense decreased $93 thousand comparing the two quarters. This was the result of a $232 special assessment by the FDIC in May of 2009, partially offset by higher premium rates charged in 2010. These decreases in non-interest expenses were partially offset by a $118 thousand increase in legal and professional fees, the result of increased collection efforts related to problem loans, and a $23 thousand increase in other operating expenses which included a $76 thousand increase in fidelity and liability insurance premiums.
Six Months Ended June 30, 2010
For the six months ended June 30, 2010, we realized a net loss of $741 thousand compared to a net loss of $3.2 million for the same period in 2009 and a net loss of $9.7 million in the second half of 2009. Total interest income decreased $1.9 million in the first half of 2010 compared to the first half of 2009. Interest and fees on loans decreased $1.7 million in the first half of 2010 over the same period in 2009. The decrease in interest and fees on loans was due to the overall decrease in the size of our loan portfolio and to a decrease in the yield. Average total loans decreased $19.5 million comparing the first half of 2010 to the first half of 2009. We realized a $23.6 million decrease in the average balance of our commercial loan portfolio. Lending volumes remain low as quality loan opportunities are scarce. This decrease in commercial loan balances, combined with a 71 basis points drop in yield resulted in a $1.7 million decrease in interest income on our commercial loans. The drop in yield is due to the lower overall interest rate environment in 2010, as well as an $11.3 million increase in non-performing loans. The average balance of our consumer loan portfolio also contracted, decreasing by $2 million. The drop in consumer loan balances combined with a 17 basis points drop in yield resulted in a $68 thousand decrease in interest income on consumer loans. We were able to increase the average balance in our residential real estate portfolio by $6.1 million over the June 2009 level, but the positive effect of the increase in loan balances was partially offset by a 25 basis points drop in yield. The result was an $84 thousand decrease in interest income on our residential real estate loans.
During the first half of 2010, we were able to increase our average investment in securities by $1.2 million. However, the yield on the investment portfolio decreased 37 basis points, resulting in a $135 thousand decease in interest income on the securities portfolio.
As was the case for the second quarter of 2010, the decrease in interest expense for the first half of the year more than offset the decrease in interest income. Total interest expense decreased $2.1 million in the first half of 2010 compared to the first half of 2009. Interest on deposits decreased $1.9 million. Our average balance of interest bearing deposits actually increased $2.1 million, but again, through disciplined pricing, we were able to reduce total interest expense. Comparing the first half of 2010 to the first half of 2009, our average certificate of deposit balances decreased $31.9 million, and we reduced the rate paid on these deposits by 125 basis points, resulting in a decrease in the interest on certificates of deposit of $1.7 million. Our average savings balances decreased $2 million between the two periods and we paid 9 basis points less in the first half of 2010 than in the first half of 2009, resulting in a $17 thousand decrease in interest expense on these balances. We increased our interest bearing demand balances by $36 million between the two periods, but because we paid 48 basis points less on these balances, we realized a $166 thousand decrease in interest expense from the first half of 2009 to the first half of 2010. The year-to-date decrease in interest expense on deposits was supplemented by a $208 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $15 million.
During the first half of 2010, we recorded a $2.3 million provision for loan losses compared to a $4.8 million provision recorded in the first half of 2009. While we did realize a significant improvement in the provision comparing the first half of 2010 to the first half of 2009, this level of provision is necessary due to the level of net charge-offs we have realized in 2010 and the increase in non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.
Total other operating income decreased $682 thousand in the first half 2010 compared to the first half of 2009 This is primarily due to an $882 thousand decrease in gains on the sale of securities in the first half of 2010 compared to the first half of 2009. Partially offsetting this drop in securities gains was a $169 thousand increase in other income which included a $144 thousand increase in investment referral income and a $156 thousand decrease in losses on the sale of other real estate (included in other income) partially offset by a $144 thousand decrease in gains on the sale of mortgages.
We reduced total other operating expenses by $508 thousand in the first six months of 2010 compared to the same period in 2009, even though our FDIC insurance expense increased $374 thousand. The FDIC increase resulted from an increase in our basic assessment rate. Salary and benefits expense was reduced by $480 thousand. This was mainly due to the additional staff cuts mentioned earlier. In addition, there was a $124 thousand decrease in accrued incentives expense, a $97 thousand decrease in medical and dental expenses (related to the decrease in FTE), and a $120 thousand decrease in accrued pension expense related to the resignation of our former President. Occupancy costs have been reduced by $296 thousand, including a $121 thousand reduction in rent expense related to the June 2009 purchase of land at two branch facilities that had previously been leased and a $227 thousand gain on the sale of one of our branch facilities. Legal and professional expenses increased $251 thousand due increased collection efforts related to problem loans. Other real estate owned expenses decreased $379 thousand due mainly to lower write-downs in the value of the repossessed properties in 2010 as well as lower taxes and maintenance expenses on the repossessed properties. We reduced marketing expenses by $93 thousand comparing the first six months of 2010 to the same period in 2009. Other operating expenses increased $115 thousand including a $137 thousand increase in fidelity and liability insurance.
Liquidity
The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as Federal Home Loan Bank advances and the Federal Reserve Discount Window. During the six months ended June 30, 2010, the Bank generated $46.2 million in cash from the sale and maturity of investment securities. This plus the $7.0 million generated from the pay-down of the loan portfolio, $1.6 million generated by operating activities and $.6 million from the sale of one of our branch facilities was used to fund the purchase of $25.8 million in new investment securities, the run-off of $16.1 million in deposits and $.2 million in capital expenditures. As a result, as of June 30, 2010 we had $42.6 million in cash and cash equivalents, a figure that management considers sufficient to meet our future liquidity needs.
Off Balance Sheet Arrangements and Contractual Obligations
The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At June 30, 2010, the Company had commitments to extend credit of $28.5 million and stand-by letters of credit of $5.3 million compared to $29.9 million and $2.5 million, respectively, at December 31, 2009.
Capital Resources
Under applicable FDIC risk-based capital standards, banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1 (core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The following table shows the capital totals and ratios for the Bank as of June 30, 2010:

Tier 1 capital	$16,537
Total capital	$20,895
Tier 1 capital to risk-weighted assets	4.79%
Total capital to risk-weighted assets	6.06%
Tier 1 capital to average assets	3.62%
In addition, as described in the Company’s Form 8-K filed on October 30, 2009, under a stipulation and consent to the issuance of an order to cease and desist (the “Stipulation and Order”) entered into with the FDIC and Michigan’s Office of Financial and Insurance Regulation, the Bank is required to maintain its Tier 1 capital to assets ratio at not less than 8%. Therefore, the Bank is currently out of compliance. The Bank continues to pursue plans to increase capitalization through a combination of capital raising efforts, which include conventional efforts in public and private markets, although such efforts have not been successful to date. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. For additional information, please refer to our annual report on Form 10-K for the year ended December 31, 2009.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This item is not required of smaller reporting companies.

ITEM 4T: CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Henry R. Thiemann, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Thiemann and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2010.

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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
     Item 3. Defaults Upon Senior Securities
          Not applicable.
     Item 4. (RESERVED)
     Item 5. Other Information
          Not applicable.
     Item 6. Exhibits
          a. Exhibits

Exhibit 10.1	Employment Agreement with Henry R. Thiemann (incorporated by reference from current report on Form 8-K filed on April 27, 2010)

Exhibit 10.2	First Amendment to Employment Agreement dated June 30, 2010 (Henry R. Thiemann)

Exhibit 31.1	Certification of Henry R. Thiemann required by Rule 13a – 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a – 14(a)

Exhibit 32.1	Certification of Henry R. Thiemann required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB GROUP, INC.
Date: July 26, 2010	/s/ Henry R. Thiemann
Henry R. Thiemann
President and Chief Executive Officer

Date: July 26, 2010	/s/ David A. Wilson
David A. Wilson
Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.1	Employment Agreement with Henry R. Thiemann (incorporated by reference from current report on Form 8-K filed on April 27, 2010)

Exhibit 10.2	First Amendment to Employment Agreement dated June 30, 2010 (Henry R. Thiemann)

Exhibit 31.1	Certification of Henry R. Thiemann required by Rule 13a – 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a – 14(a)

Exhibit 32.1	Certification of Henry R. Thiemann required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a – 14(b) and Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350