Form 10-Q
period 2010-09-30
PSB GROUP INC
filed 2010-11-15
CIK 1235091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010	Commission File No.: 000-50301
PSB GROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	42-1591104 (I.R.S. Employer I.D. No.)
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
Yes ☐      No ☑
The Registrant had 3,463,963 shares of Common Stock outstanding as of November 15, 2010.

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

PSB Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$30,127	$29,260
Securities available for sale	52,829	60,031
Loans	333,709	354,263
Less allowance for possible loan loss	(13,853)	(9,469)

Net loans	319,856	344,794
Loans held for sale	485	774
Bank premises and equipment	15,010	15,937
Accrued interest receivable	2,101	2,244
Other real estate owned	6,565	6,235
Other assets	2,815	2,754

Total assets	$429,788	$462,029

Liabilities
Deposits:
Non-interest bearing	$58,385	$54,647
Interest bearing	361,028	388,098

Total deposits	419,413	442,745
Long-term debt	128	282
Accrued taxes, interest and other liabilities	2,162	2,284

Total liabilities	421,703	445,311
Shareholders’ Equity
Common stock — no par value — 10,000,000 authorized — 3,463,963 shares issued and outstanding at September 30, 2010 and 3,480,110 at December 31, 2009	23,367	23,692
Unearned ESOP benefits	(128)	(282)
Common stock held in trust	(410)	(410)
Deferred compensation obligation	410	410
Additional paid in capital — stock options/awards	1,382	1,096
Unearned compensation	(1,287)	(1,182)
Retained earnings	(15,937)	(6,740)
Accumulated other comprehensive income	688	134

Total shareholders’ equity	8,085	16,718

Total liabilities and stockholders’ equity	$429,788	$462,029

PSB Group, Inc.
Consolidated Statement of Income (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$4,550	$5,122	$14,307	$16,600
Securities:
Taxable	457	590	1,588	1,784
Tax-exempt	12	54	49	163

Total interest income	5,019	5,766	15,944	18,547
Interest expense:
Deposits	1,139	2,148	3,751	6,630
Interest on borrowings	—	78	—	287

Total interest expense	1,139	2,226	3,751	6,917

Net interest income	3,880	3,540	12,193	11,630
Provision for loan losses	8,562	1,620	10,903	6,378

Net interest income after provision for loan losses	(4,682)	1,920	1,290	5,252
Other operating income:
Service charges on deposit accounts	624	670	1,828	1,843
Gain on the sale of investment securities	(49)	866	177	1,974
Other income	315	359	1,322	1,197

Total other income	890	1,895	3,327	5,014
Other operating expense:
Salaries and employee benefits	1,555	1,933	5,271	6,129
Occupancy costs	701	792	1,974	2,361
Legal and professional	682	340	1,678	1,085
Other real estate owned expense	471	231	964	1,103
Marketing expense	28	61	125	251
FDIC insurance	488	294	1,659	1,091
Other operating expense	739	837	2,143	2,126

Total other operating expenses	4,664	4,488	13,814	14,146

Loss — before federal income tax (benefit)	(8,456)	(673)	(9,197)	(3,880)
Federal income tax benefit	—	—	—	23

Net loss	$(8,456)	$(673)	$(9,197)	$(3,903)

Loss per average outstanding share of common stock — Basic	$(2.42)	$(.19)	$(2.63)	$(1.12)

Fully diluted	(2.42)	(.19)	(2.63)	(1.12)

Cash dividends per share	$.00	$.00	$.00	$.00

PSB Group, Inc.
Consolidated Statement of Comprehensive Income (unaudited)
(in thousands, except share data)

	Nine Months Ended
	September 30,
	2010	2009
Net loss	$(9,197)	$(3,903)

Other comprehensive income (loss):
Change in unrealized loss on securities available for sale, net of tax	731	1,534

Less reclassification adjustment for gains included in net loss	(177)	(1,974)

Other comprehensive income (loss)	554	(440)

Comprehensive loss	$(8,643)	$(4,343)

PSB Group, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2010
(in thousands, except share data)

			Unearned	Common	Deferred	Add’l Paid in				Total
	Number of	Common	ESOP	Stock	Comp.	Capital - Stock	Unearned	Retained	Accumulated	Shareholders’
	Shares	Stock	Benefits	Held in Trust	Obligation	Options/Awards	Compensation	Earnings	OCI	Equity
Balance — December 31, 2009	3,480,110	$23,692	($282)	($410)	$410	$1,096	($1,182)	($6,740)	$134	$16,718

Net loss								(9,197)		(9,197)

Change in Other									554	554

Comprehensive Income
Comprehensive Income										(8,643)

Earned ESOP Benefit			154							154

Restricted Stock Awards (net of cancellations)	(16,147)	(325)								(325)

Additional paid in capital stock options and awards						286	(105)			181

Balance — Sept. 30, 2010	3,463,963	$23,367	($128)	($410)	$410	$1,382	($1,287)	($15,937)	$688	$8,085

PSB Group, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands, except share data)

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities:	$1,804	$4,223

Cash flow from investing activities:
Purchase of securities available for sale	(42,267)	(94,200)
Proceeds from maturities of securities available for sale	10,811	8,418
Proceeds from sale of securities available for sale	39,129	69,582
Net decrease in loans	14,324	4,283
Proceeds from sale of fixed assets	585	—
Capital expenditures	(187)	(2,933)

Net cash provided by (used in) investing activities	22,395	(14,850)

Cash flow from financing activities:
Net increase (decrease) in deposits	(23,332)	27,609
Net increase in short-term borrowings	—	5,500
Net decrease in FHLB Advances	—	(15,000)
Repurchase of common stock	—	(52)

Net cash (used in ) provided by financing activities	(23,332)	18,057

Net increase in cash	867	7,430

Cash and Cash Equivalents — Beginning of period	29,260	12,268

Cash and Cash Equivalents — End of period	$30,127	$19,698

Supplemental Information — Cash paid (received) for:
Interest	$3,823	$7,027
Taxes	$—	$(1,218)

PSB Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2009 and notes thereto included in PSB Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of PSB Group, Inc. as of September 30, 2010 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolio, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses. The new disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the interim and annual reporting periods beginning on or after December 15, 2010.

Note 2 — Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available—for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$30,508	$233	$(56)	$30,685
Obligations of state and political subdivisions	17,532	547	—	18,079
Corporate debt securities	500	—	(50)	450
Mortgage backed securities	2,070	13	—	2,083
Other	1,532	—	—	1,532

Total available-for-sale securities	$52,142	$793	$(106)	$52,829

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,946	$302	$(93)	$40,155
Obligations of state and political subdivisions	17,919	116	(141)	17,894
Corporate debt securities	500	—	(50)	450
Other	1,532	—	—	1,532

Total available-for-sale securities	$59,897	$418	$(284)	$60,031

The amortized cost and estimated market value of securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2010, all securities are available for sale (000s omitted).

	Available for Sale
	Amortized	Market
	Cost	Value
Due in one year or less	$9,472	$9,536
Due in one year through five years	7,668	7,838
Due after five years through ten years	2,145	2,159
Due after ten years	7,123	7,474

	26,408	27,007

Federal agency pools	24,202	24,290
Other	1,532	1,532

Total	$52,142	$52,829

Securities having a carrying value of $28,937,000 (market value of $29,556,000) were pledged at September 30, 2010 to secure public deposits, repurchase agreements, and for other purposes required by law.
Note 3 — Loans
Major categories of loans included in the portfolio at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Commercial Real Estate	$222,796	$230,053
Residential Mortgages	76,186	81,887
Commercial	30,016	36,268
Consumer	4,711	6,055

Total	$333,709	$354,263

The Company places loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. This typically includes loans that have exceeded 90 days past-due. Management knows of no loans (other than those that are immaterial in amount) which have not been disclosed below which cause it to have doubts as to the ability of the borrowers to comply with the contractual loan terms, or which may have a material effect on the Company’s balance sheet or results from operations. Non-performing assets consist of non-accrual loans, loans past due 90 or more days, restructured loans and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. As of September 30, 2010, other real estate owned consisted of 32 properties, compared to 39 properties at December 31, 2009. Other real estate is carried on the books at the lower of fair value less the estimated cost to sell, or the carrying amount of the loan at the date of foreclosure. The following table summarizes non-performing assets (dollars in thousands):

	September 30,	December 31,
	2010	2009
Non-accrual loans	$41,558	$38,026
Loans past due 90 or more days and still accruing	1,221	8
Restructured debt	30,998	25,118

Total non-performing loans	73,777	63,152
Other real estate owned	6,565	6,235

Total non-performing assets	$80,342	$69,387

Total non-performing loans to total loans	22.11%	17.83%

Total non-performing assets to total assets	18.69%	15.02%
Note 4 — Allowance for Possible Loan Losses
Activity in the allowance for possible loan losses is as follows (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Loan loss balance — Beginning of period	$9,469	$7,116

Provision for loan losses	10,903	16,169
Charge-offs	(6,844)	(14,270)
Recoveries	325	454

Loan loss balance — End of period	$13,853	$9,469

Allowance as a % of total loans	4.15%	2.67%
Allowance as a % of total non-performing loans	18.78%	14.99%
The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers’ ability to repay and collateral values.

Note 5 — Fair Value Measurements
The following tables contain information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities at fair value are as follows:

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Sept. 30, 2010
Assets:
Investment securities available-for-sale:
U.S. treasury securities	$1,006	$—	$—	$1,006

U.S. government corporations and agencies	—	29,679	—	29,679

Obligations of state and political subdivisions	—	18,079	—	18,079

Corporate debt securities	—	—	450	450

Mortgage backed securities	—	2,083	—	2,083

Other	—	1,532	—	1,532

Total available-for-sale securities	$1,006	$51,373	$450	$52,829

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities - available-
for-sale
Balance at December 31, 2009	$450
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	—
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	—

Balance at September 30, 2010	$450
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
Of the Level 3 assets that were still held by the Company at September 30, 2010, there were $50,000 in unrealized losses recognized in other comprehensive income in the consolidated balance sheet. There were no gains or losses realized through the income statement for these assets during the nine months ended September 30, 2010.
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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2010
(dollars in thousands)

			Significant		Total
		Quoted Prices in	Other	Significant	Losses
	Balance	Active Markets	Observable	Unobservable	YTD
	Sept. 30,	For Identical	Inputs	Inputs	Sept. 30,
	2010	Assets (Level 1)	(Level 2)	(Level 3)	2010
Assets
Impaired loans accounted for under FAS 114	$53,876	$—	$—	$53,876	$3,427

Other Real Estate Owned	$6,565	$—	$—	$6,565	$556
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
Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(8,456)	$(673)	$(9,197)	$(3,903)

Average number of common shares outstanding used to calculate basic earnings per common share	3,488,795	3,476,310	3,492,488	3,476,149

Effect of dilutive securities	—	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	3,488,795	3,476,310	3,492,488	3,476,149

Number of anti-dilutive stock options excluded from diluted earnings per share computation	118,793	145,293	118,793	145,293
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
Securities — (See Note 5)

Loans Held for Sale - Fair values for loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans Receivable - For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property, mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
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
The estimated fair values and related carrying values or notional amounts of the Corporation’s financial instruments are as follows (000s omitted):

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and short-term investments	$30,127	$30,127	$29,260	$29,260
Securities	52,829	52,829	60,031	60,031
Loans	319,856	329,526	344,794	357,800
Loans held for sale	485	494	774	794
Accrued interest receivable	2,101	2,101	2,244	2,244

Liabilities:
Noninterest-bearing deposits	58,385	58,385	54,647	54,647
Interest-bearing deposits	361,028	364,705	388,098	390,331
Long-term debt	128	128	282	282
Accrued interest payable	149	149	221	221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Bank provides customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation (“OFIR”).
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
The consolidated financial statements include the accounts of PSB Group, Inc. and its wholly owned subsidiaries, Peoples State Bank and PSB Capital, Inc. PSB Insurance Agency, Inc. is a wholly owned subsidiary of Peoples State Bank. PSB Capital, Inc. was formed in October, 2004. Through

September 30, 2010, there has been no business transacted by PSB Capital, Inc. All significant inter-company transactions are eliminated in consolidation.
Net income is derived primarily from net interest income, which is the difference between interest earned on the Bank’s loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. The volume of, and yields earned, on loans and investments and the volume of, and rates paid, on deposits determine net interest income.
Recent Events
Stipulation and Order
On September 28, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the FDIC and the OFIR (the “Stipulation and Order.”)
Prior to the issuance of the Stipulation and Order, the Bank’s board and management had already commenced initiatives and strategies to address the issues noted in the Stipulation and Order. The Bank continues to work in cooperation with its regulators to satisfy all of the points contained in the Stipulation and Order. The Bank continues to pursue plans to increase capitalization through a combination of capital raising efforts, which include conventional efforts in public and private markets, although such efforts have not been successful to date.
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
The Stipulation and Order will remain in effect until modified or terminated by the FDIC and OFIR. The Bank expects to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. As of September 30, 2010, the Bank’s Tier 1 capital to average assets ratio (leverage ratio) was 1.78%. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. Please refer to our annual report on Form 10-K for the year ended December 31, 2009 for additional information.
Prompt Corrective Action Directive
In August 2010, the FDIC issued a Prompt Corrective Action Directive to the Bank notifying the Bank that the provisions applicable to a significantly undercapitalized bank now apply to the Bank since the Bank failed to submit an acceptable capital restoration plan to the FDIC.
Under the Prompt Corrective Action framework established under the Federal Deposit Corporation Improvement Act of 1991 (“FDICIA”), there are five capital tiers for banks:

	Total Risk-Based	Tier 1 Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less
Pursuant to the Prompt Corrective Action Directive issued to the Bank, the Bank is directed to take one or both of the following actions to recapitalize the Bank:
1.	The Bank shall sell enough voting shares or obligations of the Bank so that the Bank will be adequately capitalized after the sale; and/or
2.	The Bank shall accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.
Under the Prompt Corrective Action framework established under FDICIA, the failure to meet minimum capital requirements can initiate both mandatory and additional discretionary actions by regulators that could have a material adverse effect on the Bank and the Company. Each of the categories above subjects banks in such condition to increasing levels of regulatory scrutiny which frequently includes increased supervision; restrictions on operations, restrictions on the expansion of activities and growth; civil penalties, in some instances; and in the case of critically undercapitalized banks, the appointment of a conservator. The Prompt Corrective Action framework generally requires the FDIC to resolve the institution if the institution is unable to raise sufficient capital within 90 days of the date on which it was determined that the institution was critically undercapitalized.
Management of the Company is committed to exploring all feasible alternatives in order to comply with the Prompt Corrective Action Directive. The Company recently engaged the investment banking firm of Cappello Capital Corp., Santa Monica, California, to assist it in its efforts. In addition, the Company recently distributed invitations of interest to select bank holding companies that it believes are capable of completing a transaction. To-date, the Company’s efforts to recapitalize the Bank have not been successful and in light of the Bank’s current critically undercapitalized status, management does not view the prospects of recapitalization as being likely given the timeframe for completion.
On November 4, 2010 the Bank received a written notice from the FDIC officially confirming that the Bank is now considered Critically Undercapitalized for purposes of the prompt corrective action provisions of Section 38 of Part 325 of the FDIC’s regulations. In addition to the restrictions on its operations to which it was already subject (as described in the Company’s Current Report on Form 8-K filed on September 24, 2010), the Bank, as a result of its “critically undercapitalized” status, is prohibited from doing any of the following without the prior written approval of the FDIC: entering into material transactions outside the usual course of business; extending credit for highly leveraged transactions; amending the Bank’s charter or bylaws; making a change to accounting methods; engaging in any “covered transaction” (as defined in Section 23A(b) of the Federal Reserve Act) with an affiliate; paying excessive compensation or bonuses; paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas; and making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized. The notice also stated that the FDIC will be required to place Peoples State Bank in receivership by January 26, 2011, unless it is determined that a different action would better carry out the purposes of section 38.
Financial Condition
Company assets consist of customer loans, investment securities, bank premises and equipment, cash and other operating assets. Total assets decreased approximately $32.2 million to $429.8 million at September 30, 2010 from $462 million at December 31, 2009. We reduced our investment portfolio by approximately $7.2 million to $52.8 million at September 30, 2010 as compared to $60 million at December 31, 2009. Our loan portfolio decreased approximately $20.6 million to $333.7 million at September 30, 2010. This was the result of a $7.3 million decrease in commercial real estate loans, a $6.3 million decrease in other commercial loans, a $5.7 million decrease in residential mortgages and a $1.3 million decrease in other consumer loans. Loans held for sale decreased to $485 thousand at September 30, 2010 from $774 thousand at December 31, 2009. Other Real Estate Owned (repossessed properties) increased $330 thousand since the end of 2009. Bank Premises and Equipment decreased $927 thousand in the first nine months of 2010 due mainly to the sale of one of our branch facilities in June.
During the first nine months of 2010, we experienced net loan charge-offs of $6.5 million. This compares to net charge-offs of $6.2 million during the first nine months of 2009. In addition, at September 30, 2010, we were carrying $73.8 million in non-performing loans compared to $63.2 million at December 31, 2009. This high level of net charge-offs and non-performing loans is the direct result of the continuing unfavorable economic conditions in the state of Michigan, combined with the ongoing problems related to the residential real estate market in southeast Michigan. During the first nine months of 2010, we recorded a loan loss provision of $10.9 million compared to a $6.4 million provision during the first nine months of 2009. Our loan loss reserve as a percentage of total loans is 4.15% as of September 30, 2010, compared to 2.67% at December 31, 2009. Management believes the reserve is sufficient to meet anticipated future loan losses. The discussions set forth in “Note 3 — Loans” and “Note 4 — Allowance for Possible Loan Losses” in the Financial Statements contained in this report are hereby incorporated by this reference.
Total liabilities decreased $23.6 million to $421.7 million at September 30, 2010 from $445.3 million at December 31, 2009. Total deposits decreased $23.3 million to $419.4 million at September 30, 2010 from $442.7 at December 31, 2009. This was mainly due to a $3.2 million decrease in certificates of deposit, a $23.3 million decrease in interest bearing demand deposits and a $517 thousand decrease in low cost savings deposits, partially offset by a $3.7 million increase in non-interest bearing demand balances. The discussion under the caption “Recent Events” is hereby incorporated by reference.
Financial Results
Three Months Ended September 30, 2010
For the three months ended September 30, 2010, we realized a net loss of $8.5 million compared to a net loss of $673 thousand for the same period in 2009. Total interest income decreased $747 thousand in the third quarter of 2010 compared to the third quarter of 2009. Interest and fees on loans decreased $572 thousand in the third quarter of 2010 compared to the same period in 2009. The decrease in interest and fees on loans was due to the overall decrease in the size of our loan portfolio and to a decrease in the yield. We realized a $27.8 million decrease in our average loans in the third quarter of 2010 compared to the third quarter of 2009. This was the result of a $21.2 decrease in our average commercial loans, a $4.7 million decrease in our average residential real estate portfolio and a $1.9 million decrease in average consumer loans. In addition to the decrease in average loan balances, we have seen our yield on loans decrease 22 basis points in the third quarter of 2010 compared to the third quarter of 2009. This drop in yield is due to the lower overall interest rate environment experienced in 2010 and also to a $30.5 million increase in non-performing loans over the September 30, 2009 level. Interest on investment securities also declined between the two periods. Our average investment in securities decreased $15.7 million compared to the third quarter of 2009. The effect of the decrease in the average investment was compounded by a 34 basis points decrease in yield on those securities. The net result was a $175 thousand decrease in interest income from securities.
More than offsetting the decrease in interest income was a $1.1 million decrease in interest expense in the third quarter of 2010 compared to the third quarter of 2009. The result was a $340 thousand increase in net interest income comparing the two quarters. Interest on deposits decreased $1 million comparing the two quarters. Average interest bearing balances were $24.8 million lower in the third quarter of 2010 than in the third quarter of 2009, and through disciplined pricing, we were able to lower the rates paid and reduce the interest expense on these deposits. Comparing the third quarter of 2010 to the third quarter of 2009 our average certificate of deposit balances decreased $36 million, and we reduced the rate paid on these deposits by 122 basis points, resulting in a decrease in the interest on certificates of deposit of $848 thousand. Our average savings balances decreased $560 thousand between the two quarters and we paid 9 basis points less in the third quarter of 2010 than in the third quarter of 2009, resulting in an $8 thousand decrease in interest expense on these balances. Our average interest bearing demand balances increased $11.8 million between the two quarters but we paid 50 basis points less on these balances resulting in a $152 thousand decrease in interest expense from the third quarter of 2009 to the third quarter of 2010. The decrease in interest expense on deposits was supplemented by a $79 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $11 million. We have had no borrowed funds in 2010.
During the third quarter of 2010, we recorded an $8.6 million provision for loan losses compared to a $1.6 million provision in the third quarter of 2009. This level of provision is partly due to the high net charge-offs we have realized in 2010 and the high level of non-performing loans, but the majority of the provision reflects the decline in real estate values, particularly residential construction and land development and hotels, that has been revealed in recent appraisals obtained by the Bank. Management believes this provision is necessary to maintain the loan loss reserve at an appropriate level.
Total other operating income decreased $1 million in the third quarter of 2010 compared to the third quarter of 2009. This decrease was mainly the result of a $915 thousand decrease in the gains on the sale of investment securities between the two periods.
Total other operating expenses were reduced by $176 thousand when comparing the third quarters of 2010 and 2009. Salary and benefits expense decreased $378 thousand. This is mainly due to additional staff cuts made in December 2009, April 2010 and August 2010. Occupancy costs have been reduced by $91 thousand due primarily to a $43 thousand decrease in depreciation expense and a $25 thousand decrease in rent expense that resulted from the June 2009 purchase of land at two branch facilities that had previously been leased. Legal and professional expenses were $342 thousand higher in the third quarter of 2010 than the third quarter of 2009 due mainly to higher legal expenses related to increased collection efforts on problem loans. Other real estate owned expenses increased $240 thousand comparing the third quarter of 2010 to the third quarter of 2009 due to a $264 increase in the write-down in the value of the repossessed properties. Marketing expense was reduced $33 thousand as we continue efforts to control costs. FDIC insurance expense increased $194 thousand comparing the two quarters. This was the result of higher premium rates charged in 2010. Other operating expense decreased $98 thousand comparing the two quarters. This is largely due to a $184 thousand pre-payment penalty incurred in September of 2009 when the Bank paid off FHLB advances early. This reduction was partially offset by a $79 thousand increase in commercial loan collection expenses in the third quarter of 2010 over the third quarter of 2009.
Nine Months Ended September 30, 2010
For the nine months ended September 30, 2010, we realized a net loss of $9.2 million compared to a net loss of $3.9 million for the same period in 2009. Total interest income decreased $2.6 million in the first nine months of 2010 compared to the first nine months of 2009. Interest and fees on loans decreased $2.3 million in the first nine months of 2010 over the same period in 2009. The decrease in interest and fees on loans was due to the overall decrease in the size of our loan portfolio and to a decrease in the yield. Average total loans decreased $22.3 million comparing the first nine months of 2010 to the first nine months of 2009. We realized a $22.8 million decrease in the average balance of our commercial loan portfolio. Lending volumes remain low as quality loan opportunities are scarce. This decrease in commercial loan balances, combined with a 58 basis points drop in yield resulted in a $2.3 million decrease in interest income on our commercial loans. The drop in yield is due to the lower overall interest rate environment in 2010, as well as a $30.5 million increase in non-performing loans. The average balance of our consumer loan portfolio also contracted, decreasing by $1.9 million. The drop in consumer loan balances combined with an 18 basis points drop in yield resulted in a $102 thousand decrease in interest income on consumer loans. We were able to increase the average balance in our residential real estate portfolio by $2.4 million over the September 2009 level, but the positive effect of the increase in loan balances was partially offset by a 7 basis points drop in yield. The result was a $62 thousand increase in interest income on our residential real estate loans.
During the first nine months of 2010, we reduced our average investment in securities by $4.5 million. The yield on the investment portfolio decreased 34 basis points, resulting in a $310 thousand decrease in interest income on the securities portfolio.
As was the case for the third quarter of 2010, the decrease in interest expense for the first nine months of the year more than offset the decrease in interest income. Total interest expense decreased $3.2 million in the first nine months of 2010 compared to the first nine months of 2009. Interest on deposits decreased $2.9 million. Our average balance of interest bearing deposits decreased $6.6 million, and again, through disciplined pricing, we were able to reduce rates paid on these deposits. Comparing the first nine months of 2010 to the first nine months of 2009, our average certificate of deposit balances decreased $33.3 million, and we reduced the rate paid on these deposits by 124 basis points, resulting in a decrease in the interest on certificates of deposit of $2.6 million. Our average savings balances decreased $1.2 million between the two periods and we paid 9 basis points less in the first nine months of 2010 than in the first nine months of 2009, resulting in a $25 thousand decrease in interest expense on these balances. We increased our low cost interest bearing demand balances by $27.8 million between the two periods, but because we paid 48 basis points less on these balances, we realized a $318 thousand decrease in interest expense from the first nine months of 2009 to the first nine months of 2010. The year-to-date decrease in interest expense on deposits was supplemented by a $287 thousand decrease in interest on borrowed funds as we decreased our average borrowings by approximately $14 million. We have had no borrowed funds so far in 2010.
During the first nine months of 2010, we recorded a $10.9 million provision for loan losses compared to a $6.4 million provision recorded in the first nine months of 2009. This level of provision is necessary due to the level of net charge-offs we have realized in 2010 and the high level of non-performing loans. Management believes this provision is necessary to maintain the reserve at an appropriate level.
Total other operating income decreased $1.7 million in the first nine months 2010 compared to the first nine months of 2009 This is primarily due to a $1.8 million decrease in gains on the sale of securities in 2010 compared to 2009. Partially offsetting this drop in securities gains was a $125 thousand increase in other income which included a $159 thousand increase in investment referral income and a $253 thousand decrease in losses on the sale of other real estate (included in other income) partially offset by a $291 thousand decrease in gains on the sale of mortgages and mortgage related fee income. Service charges on deposit accounts remained strong at $1.8 million.
We reduced total other operating expenses by $332 thousand in the first nine months of 2010 compared to the same period in 2009, even though our FDIC insurance expense increased $568 thousand. The FDIC increase was the result of an increase in our basic assessment rate. Salary and benefits expense was reduced by $858 thousand. This was mainly due to the additional staff cuts mentioned earlier. In addition, there was a $107 thousand decrease in accrued incentives expense, a $67 thousand decrease in medical and dental expenses (related to the decrease in FTE), and a $120 thousand decrease in accrued pension expense related to the resignation of our former President.

Occupancy costs have been reduced by $387 thousand, including a $134 thousand reduction in rent expense related to the June 2009 purchase of land at two branch facilities that had previously been leased and a $227 thousand gain on the sale of one of our branch facilities. Legal and professional expenses increased $593 thousand due increased collection efforts related to problem loans. Other real estate owned expenses decreased $139 thousand due mainly to lower taxes and maintenance expenses on the repossessed properties. We reduced marketing expenses by $126 thousand comparing the first nine months of 2010 to the same period in 2009. Other operating expenses remained relatively flat at $2.1 million as specific components of this item moved in opposite directions. Fidelity and liability insurance premiums increased approximately $203 thousand and loan related expenses increased almost $93 thousand due to increased commercial loan collection efforts. On the other hand, administrative expenses such as telephone, postage, travel and stationery were reduced by approximately $97 thousand. In addition, in September of 2009, we incurred a $184 thousand pre-payment penalty for the early pay-off of our FHLB advances. We had no such expense in 2010.
Liquidity
The Bank manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes other short-term funding sources such as Federal Home Loan Bank advances and the Federal Reserve Discount Window. Because of the deterioration of the Bank’s capital ratios, on November 1, 2010, the Federal Reserve informed the Bank that it would no longer be able to borrow funds through the Discount Window. At this time, management does not expect there to be a liquidity issue but there is less liquidity available with the closing of the Bank’s line at the Discount Window. During the nine months ended September 30, 2010, the Bank generated $49.9 million in cash from the sale and maturity of investment securities. This plus the $14.3 million generated from the pay-down of the loan portfolio, $1.8 million generated by operating activities and $.6 million from the sale of one of our branch facilities was used to fund the purchase of $42.3 million in new investment securities, the run-off of $23.3 million in deposits and $.2 million in capital expenditures. As a result, as of September 30, 2010 we had $30.1 million in cash and cash equivalents, a figure that management considers sufficient to meet the Bank’s future liquidity needs.
The Company has much more limited sources of liquidity. The Company’s main source of liquidity has always been dividends paid from the Bank. However, as mentioned above under the caption “Recent Events — Stipulation and Order”, the Bank may not pay a dividend to the Company without prior regulatory approval. As of September 30, 2010, the Company had liquid assets of $43 thousand which should last until February of 2011 at the current expense rate.
Off Balance Sheet Arrangements and Contractual Obligations
The only significant off-balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its stand-by letters of credit. At September 30, 2010, the Company had commitments to extend credit of $25.1 million and stand-by letters of credit of $3.3 million compared to $29.9 million and $2.5 million, respectively, at December 31, 2009.

Capital Resources
Under applicable FDIC risk-based capital standards, banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (4%) must be in the form of Tier 1 (core) capital. The remaining one-half may be in the form of Tier 1 or Tier 2 (supplemental) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The following table shows the capital totals and ratios for the Bank as of September 30, 2010:

Tier 1 capital	$7,925
Total capital	$12,131
Tier 1 capital to risk-weighted assets	2.42%
Total capital to risk-weighted assets	3.71%
Tier 1 capital to average assets	1.78%
In addition, as described in the Company’s Form 8-K filed on October 30, 2009, under a stipulation and consent to the issuance of an order to cease and desist (the “Stipulation and Order”) entered into with the FDIC and Michigan’s Office of Financial and Insurance Regulation, the Bank is required to maintain its Tier 1 capital to assets ratio at not less than 8%. Therefore, the Bank is currently out of compliance. The Bank continues to pursue plans to increase capitalization through a combination of capital raising efforts, which include conventional efforts in public and private markets, although such efforts have not been successful to date. Failure of the Bank to comply with the terms of the Stipulation and Order may subject the Bank to further enforcement action by the FDIC and OFIR, which could have a material adverse effect on the Company. The discussion above under the caption, “Recent Events — Prompt Corrective Action Directive” is incorporated herein by reference. Also, for additional information, please refer to our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This item is not required of smaller reporting companies.

ITEM 4T:	CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with, or submit to the SEC. Henry R. Thiemann, our President and Chief Executive Officer, and David A. Wilson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Thiemann and Wilson concluded that, as of the date of their evaluation, our disclosure controls were effective.
     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2010.

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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
     Item 3. Defaults Upon Senior Securities
          Not applicable.
     Item 4. (RESERVED)
     Item 5. Other Information
          Not applicable.
     Item 6. Exhibits
          a. Exhibits

Exhibit 10.1	Second Amendment to Employment Agreement dated July 17, 2010 (Henry R. Thiemann)

Exhibit 31.1	Certification of Henry R. Thiemann required by Rule 13a — 14(a)

Exhibit 31.2	Certification of David A. Wilson required by Rule 13a — 14(a)

Exhibit 32.1	Certification of Henry R. Thiemann required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB GROUP, INC.
Date: November 15, 2010	/s/ Henry R. Thiemann
Henry R. Thiemann
President and Chief Executive Officer

Date: November 15, 2010	/s/ David A. Wilson
David A. Wilson
Chief Financial Officer

EXHIBIT INDEX
Exhibit 10.1 Second Amendment to Employment Agreement dated July 17, 2010 (Henry R. Thiemann)
Exhibit 31.1 Certification of Henry R. Thiemann required by Rule 13a — 14(a)
Exhibit 31.2 Certification of David A. Wilson required by Rule 13a — 14(a)
Exhibit 32.1 Certification of Henry R. Thiemann required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibit 32.2 Certification of David A. Wilson required by Rule 13a — 14(b) and Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. Section 1350